Form 10QSB
period 2004-06-30
ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP
filed 2004-08-13
CIK 1233275

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 2004.

                        Commission File Number 000-50764



                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)




                Colorado                                     20-0003432
           ----------------                                ---------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)




              1440 Blake Street, Suite 310, Denver, Colorado 80202
              ----------------------------------------------------
                    (Address of principal executive offices)



                  Registrant's telephone number: (303) 468-3974


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

     As of July 31, 2004, registrant had outstanding 16,036,625 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Pink Sheets on July 31, 2004) was approximately $3,546,281.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheet, June 30, 2004 (unaudited)....   3
         Condensed consolidated statements of operations, three and six months ended June 30, 2004 (unaudited) and from April 22, 2003
           (inception) through June 30, 2003 (unaudited)....................   4
         Condensed consolidated statements of cash flows, six months ended ended June 30, 2004 (unaudited) and from April 22, 2003
           (inception) through June 30, 2003 (unaudited)....................   5
         Notes to unaudited condensed consolidated financial statements.....   6

Item 2.  Management's Discussion and Analysis and Plan of Operation.........   9

Item 3.  Controls and Procedures...........................................   10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   10

Item 2.  Changes in Securities.............................................   10

Item 3.  Defaults Upon Senior Securities...................................   11

Item 4.  Submission of Matters to a Vote of Security Holders...............   11

Item 5.  Other Information.................................................   11

Item 6.  Exhibits and Reports on Form 8-K..................................   11

         Signatures........................................................   11

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP., and its subsidiaries.



ITEM 1.  FINANCIAL STATEMENTS

                  ACROSS AMERICA REAL ESTATE DEVELEOPMENT CORP.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                  June 30, 2004

                                     Assets
Current assets:
    Cash ..........................................................   $ 171,604
    Accounts receivable ...........................................       7,141
                                                                      ---------
                                                                        178,745

Construction in progress (Note 1) .................................     505,654
                                                                      ---------

                                                                      $ 684,399
                                                                      =========

                      Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities ......................   $  11,545
    Indebtedness to related party (Note 2) ........................     508,904
                                                                      ---------
                  Total current liabilities .......................     520,449
                                                                      ---------

Minority interest (Note 1) ........................................          --

Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding ..........................          --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       16,036,625 shares issued and outstanding ...................      16,037
    Additional paid-in capital ....................................     161,938
    Retained deficit ..............................................     (14,025)
                                                                      ---------
                  Total shareholders' equity ......................     163,950
                                                                      ---------

                                                                      $ 684,399
                                                                      =========



     See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELEOPMENT CORP.
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                April 22, 2003
                                                  Three Months     Six Months     (Inception)
                                                      Ended          Ended          Through
                                                    June 30,        June 30,        June 30,
                                                      2004           2004            2003
                                                 ------------    ------------    ------------
Revenue:
    Sales ....................................   $    687,141         687,141    $         --
    Rental income ............................          5,589           5,589              --
    Management fees ..........................          6,866           6,866              --
                                                 ------------    ------------    ------------
             Total revenue ...................        699,596         699,596              --

Operating expenses:
    Cost of sales ............................        617,556         617,556              --
    Selling, general and administrative ......         35,287          57,928           7,089
    Rent, related party (Note 2) .............            750           1,500             250
                                                 ------------    ------------    ------------
             Total operating expenses ........        653,593         676,984           7,339
                                                 ------------    ------------    ------------
             Income/(loss) from operations ...         46,003          22,612          (7,339)

Non-operating income:
    Interest income ..........................            223             446              --
                                                 ------------    ------------    ------------
             Income/(loss) before income taxes
                and minority interest ........         46,226          23,058          (7,339)

Income tax provision (Note 3) ................             --              --              --
                                                 ------------    ------------    ------------
             Income/(loss) before
                minority interest ............         46,226          23,058          (7,339)

Minority interest in income of
    consolidated subsidiaries (Note 1) .......        (15,035)        (15,035)             --
                                                 ------------    ------------    ------------

                    Net income/(loss) ........   $     31,191           8,023    $     (7,339)
                                                 ============    ============    ============

Basic and diluted income/(loss) per share ....   $       0.00            0.00    $      (0.00)
                                                 ------------    ------------    ------------

Basic and diluted weighted average common
    shares outstanding .......................     16,036,625      16,036,625      15,893,604
                                                 ============    ============    ============



     See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELEOPMENT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  April 22, 2003
                                                       Six Months   (Inception)
                                                          Ended       Through
                                                         June 30,     June 30,
                                                          2004         2003
                                                       ---------    ----------
                      Net cash provided by (used in)
                         operating activities ......   $  11,427    $  (6,589)
                                                       ---------    ---------

Cash flows from investing activities:
    Payments for construction in progress ..........    (505,654)          --
                                                       ---------    ---------
                      Net cash used in
                         investing activities ......    (505,654)          --
                                                       ---------    ---------

Cash flows from financing activities:
    Proceeds from related party loans (Note 2) .....     505,654           --
    Proceeds from the sale of common stock .........          --      188,475
    Payments for deferred offering costs ...........          --      (10,500)
                                                       ---------    ---------
                      Net cash provided by
                         financing activities ......     505,654      177,975
                                                       ---------    ---------

                         Net change in cash ........      11,427      171,386

Cash, beginning of period ..........................     160,177           --
                                                       ---------    ---------

Cash, end of period ................................   $ 171,604    $ 171,386
                                                       =========    =========

Supplemental disclosure of cash flow information:
    Income taxes ...................................   $      --    $      --
                                                       =========    =========
    Interest .......................................   $      --    $      --
                                                       =========    =========




     See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)      Nature of Business and Presentation

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2003, notes and accounting policies thereto included in the Company's Form 10-SB as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of Across America Real Estate Development Corp., our wholly owned subsidiary CCI Southeast, LLC ("CCISE"), our 80 percent owned subsidiary Cross Country Properties II, LLC ("CCPII"), and our 50 percent owned subsidiary Cross Country Partners III, LLC ("CCPIII"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Management changed the manner in which it presents the Company's operating results and cash flows during the three months ended June 30, 2004. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements. This change does not affect our operating results or financial position. Accordingly, no pro forma financial information is necessary.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Nature of Business

Across America Real Estate Development Corp. (the "Company") was incorporated under the laws of Colorado on April 22, 2003. The Company plans to finance and develop built-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. The Company plans to create each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company.

On June 5, 2003, the Company finalized an agreement to begin funding its first real estate development project. The project was with CCPII, a Georgia limited liability company, to build an 8,000 square foot retail building to be occupied by Family Dollar Stores ("FDS"). The Company holds an 80 percent ownership interest in CCPII and had an 80 percent profit-participation interest in the project. Family Dollar Stores signed a ten year lease and occupied the new building on May 3, 2004 and on June 1, 2004 CCPII closed the sale of the building for a price of $687,141. The cost of construction including the cost of land for this building project was $617,556. The Company arranged a construction loan from GDBA Investments, LLLP ("GDBA"), an affiliate and principal shareholder of the Company, to fund the construction of the building for FDS. The construction loan from GDBA Investments, LLLP, which totaled $592,252, was subject to a 1.0 percent origination fee and a 4.0 percent interest rate. Following the sale, CCPII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $10,929.

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



On March 30, 2004, the Company entered into an agreement to fund a second real estate development project. This project is with CCPIII to build a 7,000 square foot retail building to be occupied by Advance Auto Parts Stores ("AAP"). The Company holds a 50 percent ownership interest in CCPIII and has a 50 percent profit-participation interest in the project. The estimated cost of construction including the cost of land for this building project is $704,000. In addition, the Company arranged a construction loan from GDBA to fund the construction of this building for AAP. The construction loan will bear interest at the prime rate, as published by the Wall Street Journal on the date the interest is paid, plus one-half of one percent (.5%) per annum and a loan origination fee in the amount of 1.25 percent. The principal, interest and fee are payable upon the earlier of nine months or twelve months, based on certain contingencies, but in any case, not later than February 28, 2007. AAP is scheduled to sign a fifteen year lease and to occupy the new building by the end of December 2004. As of June 30, 2004, CCPIII has incurred $505,654 toward the development of the project, which is included in the accompanying condensed consolidated financial statements as "Construction in progress". CCPIII closed the sale of the building on August 10, 2004 (see Note 4).

(2)      Related Party Transaction

The Company signed a noncancellable operating lease to rent office space from its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2003. The Company has exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750.

As of June 30, 2004, the Company owed the shareholder $3,250 for unpaid lease payments. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related party".

During the six months ended June 30, 2004, GDBA loaned CCPIII $501,221 for a real estate development project (see Note 1). At June 30, 2004, CCPIII owed GDBA $4,433 for interest and a loan origination fee. These balances are included in the accompanying consolidated financial statements as "Indebtedness to related party".

(3)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




                                                         Six Months
                                                            Ended
                                                           June 30,
                                                             2004
                                                        ------------
           U.S. Federal statutory graduated rate........     15.00%
           State income tax rate,
             net of federal benefit.....................      3.94%
           Net operating loss for which no tax
             benefit is currently available.............    -18.94%
                                                        ------------
                                                              0.00%
                                                        ============


At June 30, 2004, deferred tax assets consisted of a net tax asset of $2,750, due to operating loss carryforwards of $14,525, which was fully allowed for, in the valuation allowance of $2,750. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the six months ended June 30, 2004 totaled $(1,425). The current tax expense also totaled $1,425 for the six months ended June 30, 2004. The net operating loss carryforward expires through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

(4)      Subsequent Event

On August 10, 2004, CCPIII closed the sale of its building for a price of $1,085,936. The total cost of construction (including the cost of land) and fees to sell the building project was $834,966.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

Overview and History

     ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP. was incorporated under the laws of the State of Colorado on April 22, 2003.

     In 2003, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We raised a total of $34,325 in this offering.

     Our principal business address is 1440 Blake Street, Suite 310, Denver, Colorado 80202. We are in the business of financing built-to-suit real estate projects for specific retailers who sign long-term leases for use of the property.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

     Our revenues for the three months and six months ended June 30, 2004 were each $699,596. We had no revenues from inception through June 30, 2003.

     Our total operating expenses for the three months ended June 30, 2004 were $653,593. Our total operating expenses for the six months ended June 30, 2004 were $676,984. We had $7,339 in total operating expenses from inception through June 30, 2003. The major components of operating expenses are cost of sales, salaries, payroll taxes and professional fees. Operating expenses include all direct costs incurred in our operations. The difference between our gross revenues and total operating expenses is our income (loss) before income taxes.

     We had a net profit of $31,191 for the three months ended June 30, 2004. Our net profit for the six months ended June 30, 2004 was $8,023. We had a net loss of $7,339 from inception through December 31, 2003.

     We have begun to generate revenues from our real estate development projects and are no longer in the development stage. We closed our first transaction in June, 2004 and sold the project for $687,141. We closed our second transaction in August, 2004 with sales revenue of approximately $1,085,936. We are actively seeking additional projects. In the second half of the fiscal year, we anticipate seeing increased activity, which should correspond to development of revenues as the fiscal year progresses. It is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

     Cash at June 30, 2004 was $171,604.

     Our net cash provided by operating activities was $11,427 for the six months ended June 30, 2004. Our net cash used by operating activities was $6,589 from inception through June 30, 2003.

     Our net cash used in investing activities was $505,654 for the six months ended June 30, 2004. We used no cash for investing activities from inception through June 30, 2003. The cash used for investing activities was related entirely to progress payments on our construction projects.

     Our net cash provided by financing activities was $505,654 for the six months ended June 30, 2004. Our net cash provided by financing activities was $177,975 from inception through June 30, 2003. In 2004, we received loans for our construction projects under our loan agreement with one of our shareholders. In 2003, we sold our common shares through a private placement and also completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws.

     We have recently become profitable. Nevertheless, we attempt to operate with minimal overhead. Our primary activity will be to develop a revenue stream through various real estate projects. If we succeed in this effort and generate sufficient revenues, we can become profitable. We cannot guarantee that we will continue to be profitable

     We feel that we have inadequate working capital to pursue any business opportunities other than seeking real estate projects in accordance with our business plan. We do not intend to pay dividends in the foreseeable future. Otherwise, we have made no current capital or purchase commitments.

Recently Issued Accounting Pronouncements

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

     We do not expect our revenues to be impacted by seasonal demands for our products or services.

Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K
-------------------
We filed no current reports on Form 8-K during the fiscal quarter.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.



Dated: August 13, 2004             By: /s/  Alexander V. Lagerborg
      ------------------                   ---------------------------
                                            Alexander V. Lagerborg
                                            President, Chief Executive Officer,
                                            and Director


Dated: August 13, 2004             By:  /s/  Joni K. Troska
       -----------------                    ---------------------------
                                             Joni K. Troska
                                             Treasurer, Chief Financial Officer