Form 10QSB
period 2004-09-30
ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP
filed 2004-11-12
CIK 1233275

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended September 30, 2004.


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

     As of November1, 2004, registrant had outstanding 16,036,625 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Pink Sheets on November 1,2004) was approximately $2,397,000.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed consolidated balance sheet, September 30, 2004 (unaudited).. 3 Condensed consolidated statements of operations, for the three months ended September 30, 2004 and 2003 and nine months
           ended September 30, 2004 and from April 22, 2003
          (inception) through September 30, 2003 ...........................   4
        Condensed consolidated statements of cash flows, nine months ended ended September 30, 2004 (unaudited) and from April 22, 2003
          (inception) through September 30, 2003 (unaudited)................   5
        Notes to unaudited condensed consolidated financial statements......   6

Item 2. Management's Discussion and Analysis and Plan of Operation..........   9

Item 3. Controls and Procedures............................................   11

PART II.OTHER INFORMATION

Item 1. Legal Proceedings..................................................   11

Item 2. Changes in Securities..............................................   11

Item 3. Defaults Upon Senior Securities....................................   12

Item 4. Submission of Matters to a Vote of Security Holders................   12

Item 5. Other Information..................................................   12

Item 6. Exhibits and Reports on Form 8-K...................................   12

        Signatures.........................................................   12

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP., and its subsidiaries.


ITEM 1.  FINANCIAL STATEMENTS


                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                              September 30, 2004



                                     Assets
Current assets:
    Cash ...........................................................    $264,422
    Accounts receivable ............................................       7,141
    Note receivable (Note 4) .......................................     100,000
                                                                        --------
                                                                         371,563

Deferred offering costs ............................................       5,500
                                                                        --------

                                                                        $377,063
                                                                        ========

                     Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities .......................    $  6,280
    Indebtedness to related party (Note 2) .........................     111,593
    Income tax liability (Note 5) ..................................      18,752
                                                                        --------
                  Total current liabilities ........................     136,625
                                                                        --------

Minority interest (Note 1) .........................................          --

Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding ...........................          --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       16,036,625 shares issued and outstanding ....................      16,037
    Additional paid-in capital .....................................     161,938
    Retained earnings ..............................................      62,463
                                                                        --------
                  Total shareholders' equity .......................     240,438
                                                                        --------

                                                                        $377,063
                                                                        ========




     See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                               April 22, 2003
                                                     Three Months Ended          Nine Months     (Inception)
                                                        September 30,               Ended          Through
                                               -----------------------------    September 30,   September 30,
                                                    2004            2003            2004            2003
                                               -------------    ------------    ------------    ------------
Revenue:
    Sales ...................................   $  1,078,090    $         --       1,765,231    $         --
    Rental income ...........................          9,981              --          15,570              --
    Management fees .........................             --              --           6,866              --
                                                ------------    ------------    ------------    ------------
            Total revenue ...................      1,088,071              --       1,787,667              --

Operating expenses:
    Cost of sales ...........................        828,714              --       1,446,270              --
    Selling, general and administrative .....         33,842          10,273          91,770          12,272
    Rent, related party (Note 2) ............            750             750           2,250           1,750
                                                ------------    ------------    ------------    ------------
            Total operating expenses ........        863,306          11,023       1,540,290          14,022
                                                ------------    ------------    ------------    ------------
            Income/(loss) from operations ...        224,765         (11,023)        247,377         (14,022)

Non-operating income:
    Interest income .........................            153              --             599              --
                                                ------------    ------------    ------------    ------------
            Income/(loss) before income taxes
              and minority interest .........        224,918         (11,023)        247,976         (14,022)

Income tax provision (Note 5) ...............        (18,752)             --         (18,752)             --
                                                ------------    ------------    ------------    ------------
            Income/(loss) before
              minority interest .............        206,166         (11,023)        229,224         (14,022)

Minority interest in income of
    consolidated subsidiaries (Note 1) ......       (129,678)             --        (144,713)             --
                                                ------------    ------------    ------------    ------------

                  Net income/(loss) .........   $     76,488    $    (11,023)         84,511    $    (14,022)
                                                ============    ============    ============    ============

Basic and diluted income/(loss) per share ...   $       0.00    $      (0.00)           0.01    $      (0.00)
                                                ------------    ------------    ------------    ------------

Basic and diluted weighted average common
    shares outstanding ......................     16,036,625      16,036,625      16,036,625      15,967,975
                                                ============    ============    ============    ============





     See accompanying notes to condensed consolidated financial statements


                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                     April 22, 2003
                                                        Nine Months    (Inception)
                                                           Ended         Through
                                                       September 30,   September 30,
                                                           2004            2003
                                                       ------------   --------------

                      Net cash provided by (used in)
                         operating activities .......   $   109,745    $   (13,773)
                                                        -----------    -----------

Cash flows from investing activities:
    Issuance of promissory note receivable (Note 4) .      (100,000)            --
                                                        -----------    -----------
                      Net cash used in
                         investing activities .......      (100,000)            --
                                                        -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loans (Notes 2 and 3)     1,470,127             --
    Repayment of related party loans (Notes 2 and 3)     (1,370,127)            --
    Proceeds from the sale of common stock ..........            --        188,475
    Payments for deferred offering costs ............        (5,500)       (10,500)
                                                        -----------    -----------
                      Net cash provided by
                         financing activities .......        94,500        177,975
                                                        -----------    -----------

                         Net change in cash .........       104,245        164,202

Cash, beginning of period ...........................       160,177             --
                                                        -----------    -----------

Cash, end of period .................................   $   264,422    $   164,202
                                                        ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ....................................   $        --    $        --
                                                        ===========    ===========
    Interest ........................................   $        --    $        --
                                                        ===========    ===========








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

The accompanying condensed consolidated financial statements include the accounts of Across America Real Estate Development Corp. (the "Company"), our wholly owned subsidiary CCI Southeast, LLC ("CCISE"), our 80 percent owned subsidiary Cross Country Properties II, LLC ("CCPII"), and our 50 percent owned subsidiary Cross Country Partners III, LLC ("CCPIII"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Nature of Business

The Company was incorporated under the laws of Colorado on April 22, 2003. The Company finances and develops built-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and capital appreciation upon sale of the facility. Affiliates, subsidiaries and management of the Company develop the construction and permanent financing for the benefit of the Company.

(2)  Real Estate Development Projects

CCPII

On June 5, 2003, the Company finalized an agreement to begin funding its first real estate development project. The project was with CCPII, a Georgia limited liability company, to build an 8,000 square foot retail building to be occupied by Family Dollar Stores ("FDS"). The Company holds an 80 percent ownership interest in CCPII and had an 80 percent profit-participation interest in the project. Family Dollar Stores signed a ten-year lease and occupied the new building on May 3, 2004 and on June 1, 2004 CCPII closed the sale of the building for a price of $687,141. The cost of construction including the cost of land for this building project was $617,556. The Company arranged a construction

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




loan from GDBA Investments, LLLP ("GDBA"), an affiliate and principal shareholder of the Company, to fund the construction of the building for FDS. The construction loan from GDBA Investments, LLLP, which totaled $592,252, was subject to a 1.0 percent origination fee and a 4.0 percent interest rate. Following the sale, CCPII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $10,929.

CCPIII

On March 30, 2004, the Company entered into an agreement to fund a second real estate development project. This project is with CCPIII to build a 7,000 square foot retail building to be occupied by Advance Auto Parts Stores ("AAP"). The Company holds a 50 percent ownership interest in CCPIII and has a 50 percent profit-participation interest in the project. On March 30, 2004, AAP signed a fifteen-year lease to occupy the new building and on August 10, 2004 CCPIII closed the sale of the building for a price of $1,078,090. The cost of construction including the cost of land for this building project was $828,714. The Company arranged a construction loan from GDBA to fund the construction of the building for AAP. The construction loan from GDBA Investments, LLLP, which totaled $777,875, was subject to a 1.25 percent origination fee and an interest rate of one-half of one percent (.5%) over the prime rate, as published by the Wall Street Journal on the date the interest was paid. Following the sale, CCPIII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $8,054.

(3)  Related Party Transactions

The Company signed a noncancellable operating lease to rent office space from its majority shareholder (GDBA). The term of the lease commenced June 1, 2003 and expired December 31, 2003. The Company has exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750. As of September 30, 2004, the Company owed the shareholder $4,000 for unpaid lease payments. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related party".

During the nine months ended September 30, 2004, GDBA performed financing services on behalf of the Company. The services were valued at $7,500 and were not paid as of September 30, 2004. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related party".

During the nine months ended September 30, 2004, GDBA loaned CCPII and CCPIII $592,252 and $777,875, respectively, for real estate development projects (see
Note 2). Both loans were repaid in full as of September 30, 2004.

On September 30, 2004, GDBA loaned the Company $100,000 to be used toward a deposit on another real estate project. The loan incurs interest at the prime rate, as published by Wells Fargo, and matures on January 19, 2005. The $100,000 balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

(4)  Note Receivable

On September 30, 2004, the Company paid $100,000 to Charmar Property Acquisitions, Inc. ("Charmar") in exchange for a promissory note. The note matures on October 31, 2004 and carries no interest rate unless the note becomes

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)





in default. If Charmar defaults on the note, the note will accrue interest at a rate of 5 percent. The note is secured by a second deed of trust on real property located in Corona, California.

The Company plans for the note's funds to be used as forward funding for another real estate development project; however, the Company had not entered into an operating agreement for the project as of September 30, 2004.

(5)  Income Taxes

The provision for income taxes consists of the following:

                                                       September 30,
                                                           2004
                                                       -------------
               Current income taxes payable:
                 Federal.............................  $     14,941
                 State...............................         3,811
                                                       ------------
                                                       $     18,752
                                                       ============


A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:


                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                             2004
                                                         ------------
           U.S. Federal statutory graduated rate.......        19.03%
           State income tax rate,
             net of federal benefit....................         3.75%
           Net operating loss for which no tax                  0.22%
           Net operating loss carryforward.............        -4.84%
                                                         ------------
                                                               18.16%
                                                         ============

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

     Our principal business address is 1440 Blake Street, Suite 310, Denver, Colorado 80202. We are in the business of financing and developing built-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. We create each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and capital appreciation upon sale of the facility. Our affiliates, subsidiaries and management develop the construction and permanent financing for our benefit.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

     We had a total of $1,088,071 in revenues for the three months ended September 30, 2004, compared to no revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we had total revenues of $1,787,667. We had no revenues from inception through September 30, 2003. The principal source of our revenues in the periods ended September 30, 2004 were the sales of real estate projects.

     Our total operating expenses for the three months ended September 30, 2004 were $863,306. Our total operating expenses for the three months ended September 30, 2003 were $11,023. For the nine months ended September 30, 2004, we had total operating expenses of $1,540,290. We had $14,022 in total operating expenses from inception through September 30, 2003. The major components of operating expenses are cost of sales, salaries, payroll taxes and professional fees. Operating expenses include all direct costs incurred in our operations. The difference between our gross revenues and total operating expenses is our income (loss) before income taxes.

     We had net income of $76,488 for the three months ended September 30, 2004, compared to a net loss of $11,023 for the three months ended September 30, 2003. Our net income for the nine months ended September 30, 2004 was $84,511. We had a net loss of $14,022 from inception through September 30, 2003. We closed our first transaction in June, 2004 and our second transaction in August, 2004.

     We have begun to generate revenues from our real estate development projects and are no longer in the development stage. We are actively seeking additional projects but cannot guarantee that these activities may result in additional revenues. In the fourth quarter of the fiscal year, we anticipate seeing increased activity, which should correspond to development of revenues in the next fiscal year. It is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

     Cash at September 30, 2004 was $264,422.

     Our net cash provided by operating activities was $109,745 for the nine months ended September 30, 2004. Our net cash used by operating activities was $13,773 from inception through September 30, 2003.

     Our net cash used in investing activities was $100,000 for the nine months ended September 30, 2004. We used no cash for investing activities from inception through September 30, 2003. The cash used for investing activities was related entirely to an investment in a real estate project. We took a promissory note in connection with this investment.

     Our net cash provided by financing activities was $94,500 for the nine months ended September 30, 2004. Our net cash provided by financing activities was $177,975 from inception through September 30, 2003. In 2004, we received loans for our construction projects under our loan agreement with one of our shareholders.

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



Dated: November 12, 2004                By: /s/  Alexander V. Lagerborg
      ------------------                    ---------------------------
                                            Alexander V. Lagerborg
                                            President, Chief Executive Officer,
                                            and Director


Dated: November 12, 2004               By:  /s/  Joni K. Troska
       -----------------                    ---------------------------
                                            Joni K. Troska
                                            Treasurer, Chief Financial Officer