Form 10KSB
period 2004-12-31
ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP
filed 2005-03-31
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2004

                           Commission File No. 0-50764

                  Across America Real Estate Development Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                 Colorado                              20-0003432
        ----------------------------           --------------------------
        (State or other jurisdiction           (IRS Employer File Number)
            of incorporation)


           1440 Blake Street, Suite 330
                  Denver, Colorado                               80202
        ---------------------------------------                ----------
        (Address of principal executive offices)               (zip code)



                                 (303) 893-1003
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities to be Registered Pursuant to Section 12(b) of the Act: None


        Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.0.001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $1,787,922. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 15, 2005 was approximately $6,186,500. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2005, was 16,036,625.

                                   FORM 10-KSB
                  Across America Real Estate Development Corp.

                                      INDEX
                                                                         Page
                                                                         ----

PART I

     Item 1. Description of Business ...................................    3

     Item 2. Description of Property ...................................   12

     Item 3. Legal Proceedings .........................................   12

     Item 4. Submission of Matters to a Vote of Security Holders .......   12

PART II

     Item 5. Market for Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities .................   12

     Item 6. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   14

     Item 7. Financial Statements ......................................  F-1

     Item 8. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures ......................   21

          Item 8A. Controls and Procedures .............................   21

          Item 8B. Other Information ...................................   21

PART III

     Item 9. Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act .......................................................   21

     Item 10. Executive Compensation ...................................   23

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management ...............................................   23

     Item 12. Certain Relationships and Related Transactions ...........   24

     Item 13. Exhibits and Reports on Form 8-K .........................   26

     Item 14. Principal Accountant Fees and Services ...................   28

Financial Statements pages .............................................   F-1 -
                                                                           F-15

Signatures .............................................................   28

References in this document to "us," "we," or "Company" refer to Across America Real Estate Development Corp.

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.


                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

     (a) RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

WE HAVE HAD A HISTORY OF LOSSES AND HAVE ONLY RECENTLY BEGUN TO GENERATE A
PROFIT.

For the period from inception through December 31, 2003, we generated no revenue. We had a net loss of $22,176 for this period. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. However, we had a loss of for the fourth quarter of our fiscal year. Although we have recently become profitable, we cannot say whether our proposed operations will achieve market acceptance such that we will be able to achieve sustained profitability. We have only completed several transactions, so it is difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.

WE HAVE A LACK OF LIQUIDITY AND WILL NEED ADDITIONAL FINANCING IN THE FUTURE.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We plan to finance our real estate projects separately from the financing of our operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the investors' investment.

AS A NEW COMPANY WITH LIMITED OPERATING HISTORY, WE ARE INHERENTLY A RISKY INVESTMENT. OUR OPERATIONS ARE SUBJECT TO OUR ABILITY TO FINANCE REAL ESTATE PROJECTS.

Because we are a start-up company with a limited history, the operations in which we propose to engage in, the real estate financing of build-to-suite projects for specific national retailers, is an extremely risky business, subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.

THE MANNER IN WHICH WE FINANCE OUR PROJECTS CREATES THE POSSIBILITY OF A CONFLICT OF INTEREST.

We fund our projects with construction financing to be obtained through the efforts of our management and largest shareholder, GDBA. This arrangement could create a conflict of interest with respect to such financings. However, there may be an inherent conflict of interest in the arrangement until such time as we might seek such financings on a competitive basis.

INTENSE COMPETITION IN OUR MARKET COULD PREVENT US FROM DEVELOPING REVENUE AND PREVENT US FROM ACHIEVING ANNUAL PROFITABILITY.

We provide a defined service to finance real estate projects. The barriers to entry are not significant. Our service could be rendered noncompetitive or obsolete. Competition from larger and more established companies is a significant threat and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources, and many of them have substantially greater experience in real estate development. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources than we can.

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT'S EFFORTS.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Alexander V. Lagerborg, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Lagerborg. We have not obtained key man life insurance on the lives of any of these individuals.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.

There has been, and continues to be, a limited public market for our common stock. Although our common stock trades in the Pink Sheets, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*    actual or anticipated fluctuations in our operating results;

* changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

* changes in market valuations of other real estate oriented companies, particularly those that market services such as ours;

* announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

* introduction of technologies or product enhancements that reduce the need for our services;

*    the loss of one or more key customers; and

*    departures of key personnel.

Of our total outstanding shares as of December 31, 2004, a total of 15,865,000, or approximately 98.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

OUR STOCK HAS A LIMITED PUBLIC TRADING MARKET

While our common stock currently trades, our market is limited and sporadic. We trade in the Pink Sheets. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

     General
     -------

We have begun revenue-producing operations and are currently profitable. We act as a co-developer, principally as a financier, for built-to-suit real estate development projects for retailers who sign long-term leases for use of the property. We plan to create each project such that it will generate income from the placement of the construction loan, current income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates and management of ours will develop the construction and permanent financing for our benefit.

All of our operations are located in the State of Colorado. We plan to use our status as a public company to expand our operations. However, there can be no assurance that this objective will be achieved.

    Organization
    ------------

As of March 28, 2005, we are comprised of one corporation with twelve subsidiaries. We own 100% of Eagle Palm I, LLC, CCI Southeast, LLC, CCI Corona, LLC, AARD-Greeley-Lot 3, LLC and AARD-Belle Creek LLC. We own 80% of Cross Country Properties II, LLC. We own 51% of AARD-Charmar-Olive Branch, LLC, AARD-Cypress Sound, LLC, and AARD-TSD-CSK Firestone, LLC. We own 50.1% of Riverdale Carwash Lot 3A. We own 50.01% of LS-Corona,LLC. We own 50% of Cross Country Partners III, LLC. We plan from time to time to loan funds through CCI Southeast, LLC and CCI Corona, LLC to limited liability companies in which we have an ownership interest. This ownership interest will vary, depending upon the project.

We file under the Securities Exchange Act of 1934 (the "1934 Act")on a voluntary basis because we plan to engage in equity and/or debt financing in the foreseeable future and believe that our fund raising will be enhanced by having a record of regular disclosure under the 1934 Act. We have no plans in the foreseeable future, under any circumstances, to terminate our registration under the 1934 Act.

    (c) OPERATIONS
    --------------

We act as a co-developer, principally as a financier, to develop built-to-suit real estate projects for specific retailers and other tenants who sign long-term leases for use of the property. We plan to create each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale.

Our activities will include raw land acquisition and facility construction. In such a situation, we provide construction and property management expertise in exchange for an equity interest in the property. We also plan to develop projects with construction and permanent financing to be obtained through the efforts of our management and affiliates. Initially, we may hire third party contractors to work on our projects but may eventually use our own staff as well. We will create each project such that it will generate income from the placement of the equity and construction loan, current income during the period in which the property is held, and the capital appreciation of the facility upon sale.

Our original focus will be in the south eastern part of the country, as well as the Denver, Colorado metropolitan area. However, we may also look at projects throughout the State of Colorado and the remainder of the United States. We will focus on construction projects for national retailers.

In June, 2003, we and GDBA Investments, LLLP ("GDBA"),an affiliate and our largest shareholder, entered into a three year agreement to fund our real estate projects. Under this agreement, we may borrow up to $2,000,000 for our projects. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. The interest rate on the loans and other terms will be negotiated with each loan transaction. GDBA has also agreed, if necessary, assist us with obtaining additional capital over and above the $2,000,000, up to an additional maximum amount of $6,000,000 from an institutional lender of construction financing by co-signing on our behalf. This additional amount would be available for the three years of the agreement and after we have depleted all of the original $2,000,000 under our agreement to fund.

On November 26, 2004, we and GDBA entered into an updated three year agreement to fund our real estate projects. This agreement supercedes and terminates all other funding agreements, including, without limitation, an Agreement to Fund between the same parties dated as of June 5, 2003.Under this new agreement, we may borrow up to $7,000,000 for our projects. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. The interest rate on the loans and other terms will be negotiated with each loan transaction. GDBA has also agreed, if necessary, assist us with obtaining additional capital over and above the $7,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on our behalf. This additional amount will be available for the three years of the agreement and after we have depleted all of the original $7,000,000 under our agreement to fund.

On June 5, 2003, we finalized an agreement to begin funding our first real estate development project. The project was with Cross Country Properties II, LLC ("CCPII"), a Georgia limited liability company, and subsidiary of ours, to build an 8,000 square foot retail building to be occupied by Family Dollar Stores ("FDS"). We hold an 80 percent ownership interest in CCPII and had an 80 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 20 percent and had a 20 percent profit-participation interest in the project. Family Dollar Stores signed a ten year lease at $7.25 per square foot and occupied the new building on May 3, 2004 and on June 1, 2004 CCPII closed the sale of the building for a price of $687,141. The cost of construction including the cost of land for this building project was $617,556. We arranged a Construction loan from GDBA to fund the construction of the building for FDS. The construction loan from GDBA, which totaled $592,252, was subject to a 1.0 percent origination fee and a 4.0 percent interest rate. CCPII was the direct recipient of the loan. Following the sale, CCPII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $10,929.

In March, 2004, we entered into an agreement with Cross Country Properties III, LLC ("CCPIII"), a Georgia limited liability company, through our wholly-owned subsidiary, CCI Southeast, LLC, to fund an additional real estate development project. We hold a 50 percent ownership interest in CCPIII and had a 50 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 50 percent and had a 50 percent profit-participation interest in the project. CCPIII built a 7,000 square foot retail building, which was occupied by Advance Auto Parts Stores, who signed a fifteen year lease at $11.04 per square foot. The cost of construction, including the cost of land for this building project was $704,000. In addition, we arranged a construction loan from GDBA through our CCI Southeast, LLC subsidiary to fund the construction of this building for Advance Auto Parts. The construction loan interest was the prime rate, as published by the Wall Street Journal on the date the interest is paid, plus one-half of one percent (.5%) per annum and a loan origination fee in to GDBA in the amount of
1.25 percent. The principal, interest and fee was payable upon the earlier of nine months or twelve months, based on certain contingencies, but in any case, not later than February 28, 2007. On August 10, 2004, CCPIII closed the sale of its building for a price of $1,078,090. The total cost of construction (including the cost of land) and fees to sell the building project was $828,714.

In July, 2004 we entered into a non-exclusive letter of intent with Carwash Management and Development, Inc. (now known as Mercury Car Wash, Inc.), a company in which GDBA is a major shareholder, to develop express car washes in North America. Under this letter of intent, we have a first right of refusal to build and fund 72 build to suit express car washes in the next three years at an average cost of approximately $1,850,000 per facility.

On September 30, 2004, we paid $100,000 to Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated third party, in exchange for a promissory note. The note matures on October 31, 2004 and carries no interest rate unless the note becomes in default. If Charmar defaults on the note, the note will accrue interest at a rate of 5 percent. The note is secured by a second deed of trust on real property located in Corona, California.

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar. We and Charmar intend to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.9% of the LLC and CCI Corona owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property. We and S&O intend to develop an express tunnel carwash located in Littleton Colorado with an approximate cost of $1,850,000. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC. S&O Development will own 49.9% of the LLC and AARD will own 50.1% of the LLC. The parties will split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $60,000 of profit; S&O will receive the next $60,000 of profit; then the entities will divide the remainder based upon the 50/50 profit split. We expect to start funding this project immediately.

Effective December 3, 2004, we and Aquatique Industries, Inc.(Aquatique), entered into a letter of intent which gives us a first right of refusal to build and fund five build-to-suit retail properties in the next three years at an average cost of $1,750,000 per property. Significant terms of the letter intent provide that Aquatique would pay rental or lease payments for developed facilities based upon current market rates. We would agree to fund or secure funding for the land, site improvements, facility, equipment and construction interest expense, in addition to agreed upon soft cost and expenses. The CEO of Aquatique is a former director of ours. GDBA Investments LLLP, our major shareholder, owns 60% of Aquatique Industries.

During November and December, 2004, we disbursed $80,000 to Mercury Car Wash, Inc., formerly known as Carwash Management and Development, Inc., a company in which GDBA is a major shareholder. We received five promissory notes in exchange for the disbursements. The note proceeds are to be used to fund the initial costs related to the development of five car washes in the Denver and Fort Collins, Colorado metropolitan areas. Each note has a 12 percent interest rate per annum and is due on demand. If a note is not paid when declared due, the outstanding principal and accrued interest on the note will draw interest at 15 percent per annum. As of December 31, 2004, all $80,000 remained outstanding and accrued interest receivable on the notes totaled $1,297.

In all of our transactions with affiliates, we examine current market conditions and attempt to develop terms and conditions no less favorable than could be negotiated in an arms-length transaction.

Otherwise, we carry no substantial inventories or accounts receivable to date. At the present time, other than the financing from construction and permanent financing, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No independent market surveys have ever been conducted to determine demand for our products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

We have two full-time employees, our President, Mr. Alexander V. Lagerborg, and Charles J. Berling our Executive Vice President and Managing Director of Operations. Our other officer has agreed to allocate a portion of her time to our activities, without compensation.

Beginning in February, 2004, our President, Mr. Lagerborg receives a salary of $120,000 per annum, plus an incentive compensation bonus calculated by taking the profit distributed to us on each development project and multiplying the profit by 6%. This bonus will be paid on a cumulative basis and paid quarterly. If a project is not profitable and we have a loss on a project, the loss will be calculated in the formula and will be deducted from compensation. We reimburse Mr. Lagerborg for all necessary and customary business related expenses.

Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

Beginning in December, 2004, Mr. Berling, our Executive Vice President and Managing Director of Operations receives a salary of $110,000 per annum.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

We pay our non-management Directors $500 for each Board meeting they attend and reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Our directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such directors. These officers will use their best judgments to resolve all such conflicts.

    (d) MARKETS
    -----------

Our initial marketing plan is focused completely on developing our customer base and individual projects. As of the date hereof, we have identified and have had preliminary discussions with several prospective retailers but, with the exception of our projects involving Family Dollar Stores and Advance Auto Parts Stores, we have not entered into any definitive agreements but have had preliminary discussions with several entities. We plan, for the present time, to utilize the expertise of our principal officers to develop our business. Each individual will utilize his previous contacts in business to develop potential opportunities. We plan to eventually sell our services through our own employees and authorized representatives.

    (e) RAW MATERIALS
    -----------------

The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.

    (f) CUSTOMERS AND COMPETITION
    ------------------------------

Our operational activities are in the business of financing build-to-suit real estate projects for specific retailers who sign long term leases for use of the property. We believe that this is a potentially large market with no single company or groups of companies holding a dominant share. However, project development is related to being able to convince retailers and developers to use our services, as opposed to the services of others. We are a new company with no history of success. As a result, we expect to be at a competitive disadvantage in securing projects. Moreover, we believe that there are a number of established competitors, virtually all of which are larger and better capitalized than we are who have greater numbers of personnel, more resources and more extensive technical expertise. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that we will be able to compete successfully in the future.

    (g) BACKLOG
    ------------

     At December 31, 2004, we had no backlogs.

     (h) EMPLOYEES
     --------------

We have two full-time employees, our President, Mr. Alexander V. Lagerborg, and Charles J. Berling our Executive Vice President and Managing Director of Operations. Our other officer has agreed to allocate a portion of her time to our activities, without compensation.

Beginning in February, 2004, our President, Mr. Lagerborg receives a salary of $120,000 per annum, plus an incentive compensation bonus calculated by taking the profit distributed to us on each development project and multiplying the profit by 6%. This bonus will be paid on a cumulative basis and paid quarterly. If a project is not profitable and we have a loss on a project, the loss will be calculated in the formula and will be deducted from compensation. We reimburse Mr. Lagerborg for all necessary and customary business related expenses.

Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

Beginning in December, 2004, Mr. Berling, our Executive Vice President and Managing Director of Operations receives a salary of $110,000 per year.

In 2004, we pay our non-management Directors $500 for each Board meeting they attend and reimburse them for any out-of-pocket expenses incurred by them in connection with our business. Beginning in 2005, we will pay our non-management Directors $2,000 for each Board meeting they attend. Our other officer and directors have agreed to allocate a portion of their time to our activities, without compensation. These officers and directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs.

    (i) PROPRIETARY INFORMATION
    ----------------------------

     We own no proprietary information.

    (j) GOVERNMENT REGULATION
    --------------------------

Since we are in the real estate industry, all of our projects have and will require local governmental approval with respect to zoning and construction code compliance. We will only require government approval on a project-by-project basis and only when we have projects pending. The extent of the approval varies with the project and the jurisdiction and cannot be quantified except as it relates to specific projects.

We believe the effect of complying with existing or probable governmental regulations is a managed cost of our business operations but could be significant. Each real estate project requires prior government approval. However, the cost cannot be quantified except as it relates to specific projects.

We believe that the cost of compliance with federal, state and local environmental laws will not be significant because we do not plan to choose projects which are subject to significant environmental costs or regulations. In any case, we plan to choose our projects to minimize the effects of governmental regulations. At the present time, we have no current projects and are not awaiting any governmental approvals.

          (k) RESEARCH AND DEVELOPMENT
          -----------------------------

We have never spent any amount in research and development activities.

          (l) ENVIRONMENTAL COMPLIANCE
          -----------------------------
We are not subject to any material costs for compliance with any environmental laws.

             (m) SUBSEQUENT EVENTS
                  ---------------------
On February 17, 2005, we closed on land for a proposed express tunnel carwash site, to be known as Belle Creek Carwash. Other terms of the project have yet to be finalized. This site was purchased in the name of AARD-Belle Creek LLC, which is owned by a subsidiary of ours. The 1.09 acres is located on the northwest corner of 104th and US Highway 85 in Commerce City, CO. When completed the estimated cost of the project will be $1,830,000.

On March 7, 2005, we entered into an arrangement with Charmar. Charmar plans to develop an International House of Pancakes facility on a 46,104 square foot pad in Olive Branch, Mississippi, a suburb of Memphis, Tennessee.

The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Charmar-Olive Branch LLC, a Colorado limited liability company. Charmar owns 49% of AARD-Charmar-Olive Branch LLC. We directly own 51% of AARD-Charmar-Olive Branch LLC. The parties will split the profits each 50% from the proceeds of the sale of the project after all third party costs and expenses are paid and settled. However, we will receive the first $2,000,000 of its investment prior to this split. We have started funding this project.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 1440 Blake Street, Suite 330, Denver, Colorado 80202. We rent this office space on a one-year lease at a cost of $2,080.50 per month from an unaffiliated third party. The lease terminates in January 31, 2006. We own office equipment to furnish our offices. All of our management activities are performed in Colorado. We own office equipment to furnish our offices. All of our management activities are performed in Colorado.

ITEM 3. LEGAL PROCEEDINGS.

     No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held no shareholders meeting in the fourth quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS
     --------------------------------

Our securities are listed for trading in the Pink Sheets and are quoted under the symbol, AARD. We began trading in January, 2004. Because we trade in the Pink Sheets, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2004.

                                         Bid Price
                                  High                Low
                                  ----                ---
         First Quarter           $0.50               $0.20
         Second Quarter          $0.55               $0.40
         Third Quarter           $2.53               $0.55
         Fourth Quarter          $3.00               $1.25

On March 15, 2005, the closing bid price of our common stock in the Pink Sheets was $4.00 per share and our volume was 500 shares.


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
     --------------------------------------------------

As of the date hereof, a total of 16,036,625 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was sixty-eight.

     (c) DIVIDENDS
     --------------

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990
     ------------------------------------------------------------------

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

- contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

- contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

- contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

- contains a toll-free telephone number for inquiries on disciplinary actions;

- defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

- contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -  the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

         General
         --------
     Our results of operations will probably be subject to variations. The results for a particular period may vary as a result of a number of factors. These include:

*    the overall state of the real estate segment of the economy,
*    the development status of and demand for our services and products,
*    economic conditions in our markets,
*    the timing of expenditures in anticipation of future revenues,

*    the mix of services and products sold by us,
*    the introduction of new services and products,
*    product enhancements by us or our competitors, and
*    pricing and other competitive conditions.

    Overview and Recent Developments
    --------------------------------

We are in the business of financing built-to-suit real estate projects for specific retailers who sign long-term leases.

We were incorporated under the laws of the State of Colorado on April 22, 2003. We have begun revenue-producing operations and are currently profitable.

In 2003, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We raised a total of $34,325 in this offering.

    Results of Operations
    ----------------------

The following discussion involves our results of operations from inception through December 31, 2004. We had not generated any revenues from inception through March 31, 2004. Our revenues for the twelve months ended December 31, 2004 were $1,787,922. We had no revenues from inception through December 31, 2003.

Our total operating expenses for the twelve months ended December 31, 2004 were $1,640,080. We had $22,176 in total operating expenses from inception through December 31, 2003. The major components of operating expenses are cost of sales, salaries, payroll taxes and professional fees. Operating expenses include all direct costs incurred in our operations. The difference between our gross revenues and total operating expenses is our income (loss) before income taxes.

We had net income of $25,686 for the twelve months ended December 31, 2004. We had a net loss of $22,048 from inception through December 31, 2003. Our basic and diluted earnings per share were $.00 for both December 31, 2004 and 2003.

We have begun to generate revenues from our real estate development projects and are no longer in the development stage. We closed our first transaction in June, 2004 and sold the project for $687,141. We closed our second transaction in August, 2004 with sales revenue of approximately $1,078,090 We received all revenues from unaffiliated third parties.

Specially, on June 5, 2003, we finalized an agreement to begin funding our first real estate development project. The project was with Cross Country Properties II, LLC ("CCPII"), a Georgia limited liability company, and subsidiary of ours, to build an 8,000 square foot retail building to be occupied by Family Dollar Stores ("FDS"). We hold an 80 percent ownership interest in CCPII and had an 80 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 20 percent and had a 20 percent profit-participation interest in the project. Family Dollar Stores signed a ten year lease at $7.25 per square foot and occupied the new building on May 3, 2004 and on June 1, 2004 CCPII closed the sale of the building for a price of $687,141. The cost of construction including the cost of land for this building project was $617,556. We arranged a Construction loan from GDBA to fund the construction of the building for FDS. The construction loan from GDBA, which totaled $592,252, was subject to a 1.0 percent origination fee and a 4.0 percent interest rate. CCPII was the direct recipient of the loan. Following the sale, CCPII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $10,929.

In March, 2004, we entered into an agreement with Cross Country Properties III, LLC ("CCPIII"), a Georgia limited liability company, through our wholly-owned subsidiary, CCI Southeast, LLC, to fund an additional real estate development project. We hold a 50 percent ownership interest in CCPIII and had a 50 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 50 percent and had a 50 percent profit-participation interest in the project. CCPIII built a 7,000 square foot retail building, which was occupied by Advance Auto Parts Stores, who signed a fifteen year lease at $11.04 per square foot. The cost of construction, including the cost of land for this building project was $834,966. In addition, we arranged a construction loan of $777, 875 from GDBA through our CCI Southeast, LLC subsidiary to fund the construction of this building for Advance Auto Parts. The construction loan interest was the prime rate, as published by the Wall Street Journal on the date the interest is paid, plus one-half of one percent (.5%) per annum and a loan origination fee in to GDBA in the amount of 1.25 percent. The principal, interest and fee was payable upon the earlier of nine months or twelve months, based on certain contingencies, but in any case, not later than February 28, 2007. On August 10, 2004, CCPIII closed the sale of its building for a price of $1,078,090. Following the sale, CCPIII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $8,054.

We had a profitable fiscal year. We had no closings in the fourth quarter of our fiscal year, which is reflected in our lack of revenues and loss for the quarter. We are actively seeking additional projects. In the first half of our new fiscal year, we anticipate seeing increased activity, which should correspond to the development sustained revenues as the fiscal year progresses. It is too early to know whether or not we will again be profitable this year.

    Plan of Operation; Milestones
    -----------------------------

In June, 2003, we and GDBA Investments, LLLP ("GDBA"),an affiliate and our largest shareholder, entered into a three year agreement to fund our real estate projects. Under this agreement, we may borrow up to $2,000,000 for our projects. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. The interest rate on the loans and other terms will be negotiated with each loan transaction. GDBA has also agreed, if necessary, assist us with obtaining additional capital over and above the $2,000,000, up to an additional maximum amount of $6,000,000 from an institutional lender of construction financing by co-signing on our behalf. This additional amount will be available for the three years of the agreement and after we have depleted all of the original $2,000,000 under our agreement to fund.

On November 26, 2004, we and GDBA entered into an updated three year agreement to fund our real estate projects. This agreement supercedes and terminates all other funding agreements, including, without limitation, an Agreement to Fund between the same parties dated as of June 5, 2003.Under this new agreement, we may borrow up to $7,000,000 for our projects. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. The interest rate on the loans and other terms will be negotiated with each loan transaction. GDBA has also agreed, if necessary, assist us with obtaining additional capital over and above the $7,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on our behalf. This additional amount will be available for the three years of the agreement and after we have depleted all of the original $7,000,000 under our agreement to fund.

On June 5, 2003, we finalized an agreement to begin funding our first real estate development project. The project was with Cross Country Properties II, LLC ("CCPII"), a Georgia limited liability company, and subsidiary of ours, to build an 8,000 square foot retail building to be occupied by Family Dollar

Stores ("FDS"). We hold an 80 percent ownership interest in CCPII and had an 80 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 20 percent and had a 20 percent profit-participation interest in the project. Family Dollar Stores signed a ten year lease at $7.25 per square foot and occupied the new building on May 3, 2004 and on June 1, 2004 CCPII closed the sale of the building for a price of $687,141. The cost of construction including the cost of land for this building project was $617,556. We arranged a Construction loan from GDBA to fund the construction of the building for FDS. The construction loan from GDBA, which totaled $592,252, was subject to a 1.0 percent origination fee and a 4.0 percent interest rate. Following the sale, CCPII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $10,929.

In March, 2004, we entered into an agreement with Cross Country Properties III, LLC ("CCPIII"), a Georgia limited liability company, through our wholly-owned subsidiary, CCI Southeast, LLC, to fund an additional real estate development project. We hold a 50 percent ownership interest in CCPIII and had a 50 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 50 percent and had a 50 percent profit-participation interest in the project. CCPIII built a 7,000 square foot retail building, which was occupied by Advance Auto Parts Stores, who signed a fifteen year lease at $11.04 per square foot. The cost of construction, including the cost of land for this building project was $834,966. In addition, we arranged a construction loan of $777, 875 from GDBA through our CCI Southeast, LLC subsidiary to fund the construction of this building for Advance Auto Parts. The construction loan interest was the prime rate, as published by the Wall Street Journal on the date the interest is paid, plus one-half of one percent (.5%) per annum and a loan origination fee in to GDBA in the amount of 1.25 percent. The principal, interest and fee was payable upon the earlier of nine months or twelve months, based on certain contingencies, but in any case, not later than February 28, 2007. On August 10, 2004, CCPIII closed the sale of its building for a price of $1,078,090. Following the sale, CCPIII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $8,054.

In July, 2004 we entered into a non-exclusive letter of intent with Carwash Management and Development, Inc.(now known as Mercury Car Wash, Inc.), a company in which GDBA is a major shareholder, to develop express car washes in North America. Under this letter of intent, we have a first right of refusal to build and fund 72 build to suit express car washes in the next three years at an average cost of approximately $1,850,000 per facility.

On September 30, 2004, we paid $100,000 to Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated third party, in exchange for a promissory note. The note matures on October 31, 2004 and carries no interest rate unless the note becomes in default. If Charmar defaults on the note, the note will accrue interest at a rate of 5 percent. The note is secured by a second deed of trust on real property located in Corona, California.

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar. We and Charmar intend to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.9% of the LLC and CCI Corona owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property. We and S&O intend to develop an express tunnel carwash located in Littleton, Colorado with an approximate cost of $1,850,000. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC. S&O Development will own 49.9% of the LLC and AARD will own 50.1% of the LLC. The parties will split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $60,000 of profit; S&O will receive the next $60,000 of profit; then the entities will divide the remainder based upon the 50/50 profit split. We expect to start funding this project immediately.

Effective December 3, 2004, we and Aquatique Industries, Inc.(Aquatique), entered into a letter of intent which gives us a first right of refusal to build and fund five build-to-suit retail properties in the next three years at an average cost of $1,750,000 per property. Significant terms of the letter intent provide that Aquatique would pay rental or lease payments for developed facilities based upon current market rates. We would agree to fund or secure funding for the land, site improvements, facility, equipment and construction interest expense, in addition to agreed upon soft cost and expenses. The CEO of Aquatique is a former director of ours. GDBA Investments LLLP, our major shareholder, owns 60% of Aquatique Industries.

During November and December, 2004, we disbursed $80,000 to Mercury Car Wash, Inc., formerly known as Carwash Management and Development, Inc., a company in which GDBA is a major shareholder. We received five promissory notes in exchange for the disbursements. The note proceeds are to be used to fund the initial costs related to the development of five car washes in the Denver and Fort Collins, Colorado metropolitan areas. Each note has a 12 percent interest rate per annum and is due on demand. If a note is not paid when declared due, the outstanding principal and accrued interest on the note will draw interest at 15 percent per annum. As of December 31, 2004, all $80,000 remained outstanding and accrued interest receivable on the notes totaled $1,297.

On February 17, 2005, we closed on land for a proposed express tunnel carwash site, to be known as Belle Creek Carwash. Other terms of the project have yet to be finalized. This site was purchased in the name of AARD-Belle Creek LLC, which is owned by a subsidiary of ours. The 1.09 acres is located on the northwest corner of 104th and US Highway 85 in Commerce City, CO. When completed the estimated cost of the project will be $1,830,000.

On March 7, 2005, we entered into an arrangement with Charmar. Charmar plans to develop an International House of Pancakes facility on a 46,104 square foot pad in Olive Branch, Mississippi, a suburb of Memphis, Tennessee.

The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Charmar-Olive Branch LLC, a Colorado limited liability company. Charmar owns 49% of AARD-Charmar-Olive Branch LLC. We directly own 51% of AARD-Charmar-Olive Branch LLC. The parties will split the profits each 50% from the proceeds of the sale of the project after all third party costs and expenses are paid and settled. However, we will receive the first $2,000,000 of its investment prior to this split. We have started funding this project.

In all of our transactions with affiliates, we examine current market conditions and attempt to develop terms and conditions no less favorable than could be negotiated in an arms-length transaction.

At the present time, we have completed two real estate transactions and are in the process of developing another. We are also actively seeking others. Our plan is to develop at least one project per quarter for the next twelve months. After the first twelve months, we plan to close and to develop at least one project per quarter.

Our operations are currently profitable. We plan to maintain this profitability by developing projects. We plan to use our present staff for the foreseeable future, although we may hire additional staff if we develop sufficient projects to justify the added overhead expenses. While we are currently profitable, we cannot guarantee that we will continue to be profitable in the future.

Liquidity and Capital Resources

Cash at December 31, 2004 was $527,390.

Our net cash provided by operating activities was $60,044 for the twelve months ended December 31, 2004. Our net cash used in operating activities was $17,798 from inception through December 31, 2003.

Our net cash used in investing activities was $2,951,304 for the December 31, 2004. We used no cash for investing activities from inception through December 31, 2003. The cash used for investing activities was related primarily to progress payments on our construction projects.

Our net cash provided by financing activities was $3,258,473 for December 31, 2004. Our net cash provided by financing activities was $177,975 from inception through
December 31, 2003. In 2004, we received $4,628,600 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $1,370,127 during this period to this shareholder. In 2003, we sold our common shares through a private placement and also completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws.

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

ITEM 7. FINANCIAL STATEMENTS.

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                 Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm .................    F-2

Consolidated Balance Sheet at December 31, 2004 .........................    F-3

Consolidated Statements of Operations for the year ended
     December 31, 2004 and from April 22, 2003 (inception)
     through December 31, 2003 ..........................................    F-4

Consolidated Statement of Changes in Shareholders' Equity
     from April 22, 2003 (inception) through December 31, 2004 ..........    F-5

Consolidated Statements of Cash Flows for the year ended
     December 31, 2004 and from April 22, 2003 (inception)
     through December 31, 2003 ..........................................    F-6

Notes to Consolidated Financial Statements ..............................    F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders:
Across America Real Estate Development Corp.


We have audited the accompanying consolidated balance sheet of Across America Real Estate Development Corp. as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2004 and the period from April 22, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Development Corp. as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from April 22, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
March 7, 2005

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                           Consolidated Balance Sheet

                                 December 31, 2004


Assets
Cash ............................................................   $  527,390
Deposits held by an affilaite (Note 3) ..........................       80,000
Accrued interest receivable (Note 3) ............................        1,297
Property and equipment, net of accumulated depreciation (Note 4)         6,716
Construction in progress (Note 2) ...............................    2,862,418
Deposits ........................................................        2,083
                                                                    ----------

                                                                    $3,479,904
                                                                    ==========

                        Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable ............................................   $    5,841
    Accrued liabilities .........................................       12,863
    Indebtedness to related party (Note 3) ......................    3,279,011
    Income tax liability (Note 6) ...............................          576
                                                                    ----------
                  Total liabilities .............................    3,298,291
                                                                    ----------

Minority interest (Note 7) ......................................         --

Commitment (Note 9) .............................................         --

Shareholders' equity (Note 5):
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding ........................         --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       16,036,625 shares issued and outstanding .................       16,037
    Additional paid-in capital ..................................      161,938
    Retained earnings ...........................................        3,638
                                                                    ----------
                  Total shareholders' equity ....................      181,613
                                                                    ----------

                                                                    $3,479,904
                                                                    ==========

           See accompanying notes to consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                      Consolidated Statements of Operations

                                                                April 22, 2003
                                                                  (Inception)
                                                 Year Ended         Through
                                                 December 31,    December 31,
                                                     2004            2003
                                                 ------------    ------------

Revenue:
    Sales (Note 2) ...........................   $  1,765,231    $       --
    Rental income ............................         15,570            --
    Management fees ..........................          7,121            --
                                                 ------------    ------------
             Total revenue ...................      1,787,922            --

Operating expenses:
    Cost of sales (Note 2) ...................      1,446,270            --
    Selling, general and administrative ......        190,810          20,426
    Rent, related party (Note 3) .............          3,000           1,750
                                                 ------------    ------------
             Total operating expenses ........      1,640,080          22,176
                                                 ------------    ------------
             Income/(loss) from operations ...        147,842         (22,176)

Non-operating income:
    Interest income ..........................         20,545             128
    Interest expense .........................           (895)           --
                                                 ------------    ------------
             Income/(loss) before income taxes
                and minority interest ........        167,492         (22,048)

Income tax provision (Note 6) ................           (576)           --
                                                 ------------    ------------
             Income/(loss) before
                minority interest ............        166,916         (22,048)

Minority interest in income of
    consolidated subsidiaries (Note 7) .......       (141,230)           --
                                                 ------------    ------------

                    Net income/(loss) ........   $     25,686    $    (22,048)
                                                 ============    ============

Basic and diluted income/(loss) per share ....   $       0.00    $      (0.00)
                                                 ------------    ------------

Basic and diluted weighted average common
    shares outstanding .......................     16,036,625      15,993,719
                                                 ============    ============


           See accompanying notes to consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
            Consolidated Statement of Changes in Shareholders' Equity


                                                 Preferred Stock          Common Stock        Additional
                                                 -------------------  ---------------------   Paid-in     Retained
                                                 Shares    Par Value   Shares     Par Value   Capital     Earnings      Total
                                                 -------   ---------  ----------   --------   --------    --------    --------
Balance at April 22, 2003 (inception) .......         --   $    --          --     $   --     $   --      $   --      $   --

May 2003, shares sold in private placement
    offering ($.01/share) (Note 5) ..........         --        --    15,865,000     15,865    138,285        --       154,150
July 2003, shares sold in public offering
    ($.20/share) (Note 5) ...................         --        --       171,625        172     34,153        --        34,325
Offering costs incurred (Note 5) ............         --        --          --         --      (10,500)       --       (10,500)
Net loss, period ended December 31, 2003 ....         --        --          --         --         --       (22,048)    (22,048)
                                                 -------   ---------  ----------   --------   --------    --------    --------

Balance at December 31, 2003 ................         --        --    16,036,625     16,037    161,938     (22,048)    155,927

Net income, year ended December 31, 2004 ....         --        --          --         --         --        25,686      25,686
                                                 -------   ---------  ----------   --------   --------    --------    --------

Balance at December 31, 2004 ................         --   $    --    16,036,625   $ 16,037   $161,938    $  3,638    $181,613
                                                 =======   =========  ==========   ========   ========    ========    ========


           See accompanying notes to consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                      Consolidated Statements of Cash Flows
                                                                         April 22, 2003
                                                                           (Inception)
                                                            Year Ended       Through
                                                           December 31,    December 31,
                                                               2004           2003
                                                            -----------    -----------
Cash flows from operating activities:
    Net income (loss) ...................................   $    25,686    $   (22,048)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation ..................................            87           --
       Changes in current assets and current liabilities:
          Accrued interest receivable ...................        (1,297)          --
          Accounts payable and accrued liabilities ......        16,780          2,500
          Indebtedness to related party .................        18,788          1,750
                                                            -----------    -----------
                      Net cash provided by (used in)
                         operating activities ...........        60,044        (17,798)
                                                            -----------    -----------

Cash flows from investing activities:
    Payments for deposits ...............................        (2,083)          --
    Payments for property and equipment .................        (6,803)          --
    Issuance of notes receivable ........................      (110,000)          --
    Proceeds from repayment of notes receivable .........        30,000           --
    Payments for construction in progress ...............    (2,862,418)          --
                                                            -----------    -----------
                      Net cash used in
                         investing activities ...........    (2,951,304)          --
                                                            -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loans (Note 3) ..........     4,628,600           --
    Repayment of related party loans (Note 3) ...........    (1,370,127)          --
    Proceeds from the sale of common stock (Note 5) .....          --          188,475
    Payments for offering costs (Note 5) ................          --          (10,500)
                                                            -----------    -----------
                      Net cash provided by
                         financing activities ...........     3,258,473        177,975
                                                            -----------    -----------

                         Net change in cash .............       367,213        160,177

Cash, beginning of period ...............................       160,177           --
                                                            -----------    -----------

Cash, end of period .....................................   $   527,390    $   160,177
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ........................................   $      --      $      --
                                                            ===========    ===========
    Interest ............................................   $    18,983    $      --
                                                            ===========    ===========

           See accompanying notes to consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


(1)  Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Across America Real Estate Development Corp. ("AARD" or the "Company") was incorporated under the laws of Colorado on April 22, 2003. The Company is a co-developer, principally as a financier, for built-to-suit real estate development projects for retailers who sign long-term leases for use of the property. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company.

The accompanying condensed consolidated financial statements include the accounts of Across America Real Estate Development Corp. and the following subsidiaries:

     -------------------------------------------------------------------
                                                              Percentage
     Name of Subsidiary                                        Ownership
     -------------------------------------------------------------------
     CCI Southest, LLC ("CCISE")                                100.00%
     Cross Country Properties II, LLC ("CCPII")                  80.00%
     Cross Country Properties III, LLC ("CCPIII")                50.00%
     AARD-Belle Creek, LLC (Belle Creek")                       100.00%
     CCI Corona, LLC ("CCI Corona")                             100.00%
     L-S Corona Pointe, LLC ("L-S Corona")                       50.01%
     Riverdale Carwash Lot 3A, LLC ("Riverdale")                 50.10%
     Eagle Palm I, LLC ("Eagle")                                100.00%
     AARD-Greeley-Lot 3, LLC ("Greeley")                        100.00%
     AARD-Charmar-Olive Branch, LLC ("Olive Branch")             51.00%
     AARD-Cypress Sound, LLC ("Cypress Sound")                   51.00%
     AARD-TSD-CSK Firestone, LLC ("Firestone")                   51.00%
     -------------------------------------------------------------------
All significant intercompany accounts and transactions have been eliminated in consolidation.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended December 31, 2004. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements. This change does not affect our operating results or financial position. Accordingly, no pro forma financial information is necessary.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Construction in Progress and Cost of Sales

Project costs that are associated with the acquisition, development, and construction of a real estate project are capitalized as a cost of that project and are included in the accompanying consolidated financial statements as "Construction in progress". Costs are allocated to individual projects by the specific identification method. Interest costs are capitalized while development is in progress. Once a project is sold, the capitalized costs are reclassified as "Cost of sales" to offset real estate sales in the Statement of Operations.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Offering Costs

The Company defers offerings costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations at that time.

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


Revenue Recognition

The Company recognizes revenue from real estate sales under the full accrual method. Under the full accrual method, profit may be realized in full when real estate is sold, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit). The Company recognizes revenue from its real estate sales transactions on the closing date.

The Company also generates minimal rental income and management fee income between the periods when a real estate project is occupied through the closing date on which the project is sold. Rental income and management fee income is recognized in the month earned.

Earnings (Loss) per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Financial Instruments

At December 31, 2004, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Year-end

The Company has selected December 31 as its year-end.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The application of SFAS No. 123 (revised) would not currently have a material impact on the Company's consolidated financial statements.

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


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

Sales and Cost of Sales Summary

The following schedule summarizes the sales and cost of sales balances included in the accompanying condensed, consolidated financial statements:

                               CCPII         CCPIII        Total
                            -----------   ------------  ------------
    Sales                    $ 687,141    $ 1,078,090   $ 1,765,231
                            ===========   ============  ============
    Cost of sales            $ 617,556    $   828,714   $ 1,446,270
                            ===========   ============  ============

L-S Corona

On November 10, 2004, the Company (through its wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated builder and developer of commercial property. The Company and Charmar intend to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.9% of the LLC and CCI Corona owns 50.1% of the LLC. The parties will allocate the profits from

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The Company will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

The Company arranged a construction loan from GDBA to fund the construction of the restaurant. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of December 31, 2004, L-S Corona has received construction loan proceeds of $1,656,342 and has disbursed $1,542,074 for the development of the restaurant project. Accrued interest on the loan totaled $9,417 at December 31, 2004. The total balance incurred on the project of $1,551,491 has been capitalized as construction in progress in the accompanying consolidated financial statements.

Riverdale

On October 1, 2004, the Company entered into an arrangement with S&O Development, LLC ("S&O"), an unaffiliated builder and developer of commercial property. The Company and S&O intend to develop an express tunnel carwash located in Littleton, Colorado at an estimated cost of $1,850,000. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC ("Riverdale"). S&O owns 49.9% of the LLC and AARD owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The Company will receive the first $60,000 of profit; S&O will receive the next $60,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

The Company arranged a construction loan from GDBA to fund the construction of the carwash. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of December 31, 2004, Riverdale has received and disbursed $1,305,451 of construction loan proceeds for the development of the carwash project. Accrued interest on the loan totaled $5,476 at December 31, 2004. The total balance incurred on the project of $1,310,927 has been capitalized as construction in progress in the accompanying consolidated financial statements.

On November 17, 2004, Riverdale signed a Purchase and Sale Agreement (the "Agreement") with Eagle Palm I, LLC ("Eagle"), a company wholly-owned by AARD. The Agreement was prepared as an assurance to S&O. The Agreement calls for Eagle to purchase the completed project no later than July 13, 2005. Because the Agreement is with a wholly-owned subsidiary, the project has been accounted for consistent with the Company's other projects that have no Purchase and Sale Agreement during development.


(3)  Related Party Transactions

Office Lease

The Company signed a noncancellable operating lease to rent office space from GDBA, its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2003. The Company exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750. As of December 31, 2004, the Company owed the shareholder $4,750 for unpaid lease payments. This balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


Agreement to Fund

On November 26, 2004, AARD and GDBA entered into a three-year "Agreement to Fund" the Company's real estate projects. Under the agreement, the Company may borrow up to $7,000,000 for its real estate projects. Each loan is secured only by the properties against which the loans are made. The Company has not provided any loan guarantees. The interest rate on the loans and other terms are negotiated with each loan transaction based on the then current market rates. GDBA has also agreed, if necessary, to assist the Company with obtaining additional capital over and above the $7,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on the Company's behalf. This additional amount would be available for the three years of the agreement and after depletion of the original $7,000,000 under the Agreement to Fund. During the year ended December 31, 2004, GDBA loaned the Company a total of $4,628,600 of which $3,258,473 remained unpaid as of December 31, 2004, for the following projects:

                                      Funds         Funds        Outstanding
                                     Loaned        Repaid          Debt at
                                     During        During        December 31,
Project                               2004          2004             2004
                                   -----------   ------------    -----------
Cross Country Properties II ....   $   592,252    $  (592,252)   $      --
Cross Country Properties III ...       777,875       (777,875)          --
L-S Corona Pointe ..............     1,693,841           --        1,693,841
Riverdale Carwash Lot 3A .......     1,305,451           --        1,305,451
Mercury Car Wash ...............        80,000           --           80,000
Funds to support future projects       179,181           --          179,181
                                   -----------   ------------    -----------
                                   $ 4,628,600    $(1,370,127)   $ 3,258,473


Accrued interest payable on the debt totaled $15,788 at December 31, 2004.

Notes Receivable and Development Deposits

During November and December 2004, the Company loaned $80,000 to Mercury Car Wash, Inc. ("Mercury"), an affiliate in which GDBA is the majority shareholder, in exchange for five promissory notes. The note proceeds have been used as deposits related to the development of five carwashes located in the Denver and Ft. Collins, Colorado metro areas. Each note carries a 12 percent interest rate and is due on demand. If a note is not paid when declared due, the outstanding principal and accrued interest on the note will draw interest at 15 percent. As of December 31, 2004, all $80,000 remained outstanding and accrued interest receivable on the notes totaled $1,297. Because the Company and Mercury are affiliates, the $80,000 is included in the accompanying consolidated financial statements as "Deposits held by affiliate".

(4)  Property and Equipment

The Company's property and equipment consisted of the following at December 31, 2004:

        Office equipment .......................   $ 1,235
        Office furniture .......................     5,568
                                                   -------
                                                     6,803
        Less accumulated depreciation ..........       (87)
                                                   -------
                                                   $ 6,716
                                                   =======

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


Depreciation expense totaled $87 and $-0-, respectively, for the year ended December 31, 2004 and the period ended December 31, 2003.

(5)  Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2004.

Private Placement Offering

During May 2003, the Company conducted a series of private placement offerings whereby it sold 15,865,000 shares of its $.001 par value common stock for $154,150 pursuant to exemptions from registration claimed under Section 3(b), 4(2) and/or 4(6) of the Securities Act of 1933, as amended, including Rule 504 thereunder. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officers and directors.

Public Offering

On May 15, 2003, the Company filed a Limited Registration Offering Statement with the Colorado Division of Securities (the "Division") relating to a proposed offering of up to 500,000 shares of the Company's common stock. The Registration was declared effective by the Division on June 9, 2003.

During June and July 2003, the Company sold 171,625 shares of its common stock at $.20 per share pursuant to the Registration. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officers and directors on a "best efforts, all-or-none" basis. The Company received net proceeds of $23,825 after deducting offering costs totaling $10,500.

(6)  Income Taxes

The provision for income taxes consists of the following:


                                                 December 31,
                                           -----------------------
                                              2004         2003
                                           ----------   ----------
Current income taxes payable:
  Federal ..............................   $      463   $     --
  State ................................          113         --
                                           ----------   ----------
                                           $      576   $     --
                                           ==========   ==========

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                   Notes to Consolidated Financial Statements


                                                                 April 22, 2003
                                                                  (Inception)
                                                  Year ended         Through
                                                  December 31,     December 31,
                                                     2004             2003
                                                  ----------       ----------
   U.S. Federal statutory graduated rate.......      15.00%          15.00%
   State income tax rate,
     net of federal benefit ...................      3.94%           3.94%
   Net operating loss carryforward.............     -16.92%         -18.94%
                                                  ----------       ----------
                                                      2.02%           0.00%
                                                  ==========       ==========

(7)  Minority Interests

Following is a summary of the minority interests in the equity of the Company's subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

                                                Real Estate Projects
                             -----------------------------------------------------------
                               CCPII       CCPIII     L-S Corona   Riverdale     Total
                             ---------    ---------    ---------   ---------   ---------
Minority Interest balance,
   January 1, 2004 .......   $    --      $    --      $--         $--         $    --
Earnings allocated to
   Minority Interest .....      14,514      126,716         --          --       141,230
Earnings disbursed to
   Minority Interest .....     (14,514)    (126,716)        --          --      (141,230)
                             ---------    ---------    ---------   ---------   ---------
Minority Interest balance,
   December 31, 2004 .....   $    --      $    --      $--         $--         $    --
                             =========    =========    =========   =========   =========


(8)  Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The loss that would have resulted from that risk totaled $338,609 at December 31, 2004, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(9)  Commitment

The Company entered into a noncancellable office lease agreement on December 6, 2004. The lease commences February 1, 2005 and expires January 31, 2006. Future minimum lease payments under the leases are as follows:

        December 31,
        ------------------
        2005 ..........     $  22,469
        2006 ..........         2,081
                            ---------
                            $  24,550
                            =========

Rent expense for the year ended December 31, 2004 (incurred to a related party-see Note 3) totaled $3,000.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of December 31, 2004 are as follows:

NAME                          AGE      POSITION HELD
-------------------           ---      ----------------------------------

Alexander V. Lagerborg        58       President, Chief Executive Officer, and
                                       Director

Joni K. Troska                45       Secretary-Treasurer, Chief Financial
                                       Officer

Charles J. Berling            61       Executive Vice President and Managing
                                       Director of Operations, Director

Eric Balzer                   57       Director

Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Mr. Lagerborg has been the President of Across America Real Estate Development since February 2004. He became a Director in April, 2004. He has been involved with the Company since its inception. From March 1999 through January 2004 Mr. Lagerborg served as President of Capital Strategies Network, an investor relations firm that provided investor relation counsel on a national basis to publicly traded companies. From 1997 until 1999 Mr. Lagerborg served as Director of Investor Relations for Recycling Industries a publicly traded national metal recycling company. Mr. Lagerborg also served as Executive Vice President and co-founder of Landmark Title Services Corporation a regional real estate title insurance company. Mr. Lagerborg received a Bachelor of Arts degree in economics from The Colorado College in 1969 and has done graduate work in business at the University of Southeast Missouri.

Ms. Troska has been our Secretary-Treasurer and Chief Financial Officer since our inception. Prior to that time, she started SP Business Solutions, a business consulting service, in April, 2002. Prior to that date, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.

Charles J. Berling has been a Director since April, 2004. He became Executive Vice President and Managing Director of Operations in December, 2004. He has extensive experience in the real estate industry and related operational and development experience. He has served as the Director of Real Estate for All Terrain Property Funds since 2003. This is a private company which acquires distress real estate properties. He also has owned and managed Berling Equities LLC, a real estate development, consulting and Real Estate Services Company since 1992. Mr. Berling also serves as a member of the board of directors of Matrix Capital Bank and is a member of the Urban Land Institute and the University of Colorado Real Estate Council. He has been responsible for developing more than 17 million square feet and $2 Billion of commercial real estate in major markets throughout the United States, while holding executive positions with Homart Development Co., Glacier Park Co. and BetaWest Properties. Mr. Berling is a 1965 graduate of Princeton University.

Mr. Balzer has been a Director of ours since our inception. He also has served as a member of the Board of Directors and Chairman of the Audit Committee of Ramtron International Corporation (RMTR), a NASDAQ National Market Company which designs specialized semiconductor products, from September, 1998 to 2004. In 2004, he became its Chief Financial Officer. Mr. Balzer was Senior Vice-President of Operations at Advanced Energy Industries (AEIS)from 1990 to 1999. Prior to joining Advanced Energy, Mr. Balzer was the Controller and, later, the Material and Manufacturing Manager of the Colorado Springs facility for International Business Machines (IBM). In addition to Advanced Energy, he has been a senior manager in one other successful start-up company, Colorado Manufacturing Technology, Inc., which was subsequently sold. His experience also includes financial oversight responsibilities for $1.5 Billion of cost plus construction programs with Shell Oil Company. Mr. Balzer currently manages his own residential real estate development and property management companies. These companies are known as Antares Development,LLC which has been in business since November, 1997 and Antares Property Management, Inc., which has been in business since July, 1999.

Item 10. EXECUTIVE COMPENSATION

     Beginning in February, 2004, our President, Mr. Lagerborg receives a salary of $120,000 per annum, plus an incentive compensation bonus calculated by taking the profit distributed to us on each development project and multiplying the profit by 6%. This bonus will be paid on a cumulative basis and paid quarterly. If a project is not profitable and we have a loss on a project, the loss will be calculated in the formula and will be deducted from compensation. We reimburse Mr. Lagerborg for all necessary and customary business related expenses.

Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

Beginning in December, 2004, Mr. Berling, our Executive Vice President and Managing Director of Operations receives a salary of $110,000 per year.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

In 2004, we pay our non-management Directors $500 for each Board meeting they attend and reimburse them for any out-of-pocket expenses incurred by them in connection with our business. Beginning in 2005, we will pay our non-management Directors $2,000 for each Board meeting they attend.

Our directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such directors. These officers will use their best judgments to resolve all such conflicts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2004, was known by us to own beneficially more than five percent (5%) of its common stock;
(ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 16,036,625 common shares were issued and outstanding as of December 31, 2004.

Name and Address                    Amount and Nature of           Percent of
of Beneficial Owner                 Beneficial Ownership (1)(2)      Class
-------------------                 ---------------------------      -----
GDBA Investments, LLLP(3)                10,557,500                  65.8%
1440 Blake Street, Suite 310
Denver, Colorado 80202

Sarmat, LLC(4)                            3,255,000                  20.3%
1440 Blake Street, Suite 310
Denver, Colorado 80202

Alexander V. Lagerborg(5)                   396,000                   2.5%
1440 Blake Street, Suite 310
Denver, Colorado 80202

Joni K. Troska(6)                            22,000                    .1%
1440 Blake Street, Suite 310
Denver, Colorado 80202

Charles J. Berling                           35,000                    .2%
1440 Blake Street, Suite 310
Denver, Colorado 80202

Eric Balzer(7)                              225,000                   1.4%
1440 Blake Street, Suite 310
Denver, Colorado 80202
All Officers and Directors as a Group       678,000                   4.2%
(four persons)

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) A total 10,557,500 shares are owned of record. GDBA Investments, LLLP is controlled by Mr. Brent Backman. Mr. Backman's only role with us is as an indirect investor. Does not include a total of 10,000 shares are owned in the name of adult children of the affiliate of this entity, for which it disclaims beneficial ownership, or a total of 170,000 shares which are owned in the name of GDBA RE One, LLC, an entity owned by this affiliate and Sarmat LLC.

(4) A total of 2,055,000 of these shares are owned of record. Sarmat, LLC is controlled by Mr. Brian Klemsz. Mr. Klemsz's only role with us is as an indirect investor. A total of 1,200,000 shares are owned in the name of family members of the affiliate of this entity. Does not include a total of 170,000 shares, which are owned in the name of GDBA RE One, an entity owned by this affiliate and GDBA Investments, LLLP.

(5) Includes 185,000 shares owned of record by Mr. Lagerborg and 1,000 shares owned of record by Mr. Lagerborg's family members, for which he disclaims beneficial ownership. In addition, Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

(6) Includes 10,000 shares owned of record by Ms. Troska and 12,000 shares owned of record by Ms. Troska's husband, for which she disclaims beneficial ownership.

(7) A total of 150,000 shares are owned in the name of an affiliated entity. A total of 75,000 shares are owned in the name of Mr. Balzer's son. Mr. Balzer disclaims beneficial ownership of these shares.

None of the minority members of our subsidiaries own five percent or more of us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Until January, 2005, we conducted our operations within the headquarters of GDBA Investments, LLLP ("GDBA"), our principal shareholder. We used its office space, for which we pay rent of $250 per month under an operating lease to rent office space. The term of the lease commenced June 1, 2003 and expired December 31, 2003, but was extended for an additional year on the same terms. As of December 31, 2004, we owe GDBA a total of $4,750 in lease payments.

In June, 2003, we and GDBA entered into a three year agreement to fund our real estate projects. Under this agreement, we may borrow up to $2,000,000 for our projects. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. The interest rate on the loans and other terms will be negotiated with each loan transaction. GDBA has also agreed, if necessary, assist us with obtaining additional capital over and above the $2,000,000, up to an additional maximum amount of $6,000,000 from an institutional lender of construction financing by co-signing on our behalf. This additional amount will be available for the three years of the agreement and after we have depleted all of the original $2,000,000 under our agreement to fund.

On November 26, 2004, we and GDBA entered into an updated three year agreement to fund our real estate projects. This agreement supercedes and terminates all other funding agreements, including, without limitation, an Agreement to Fund between the same parties dated as of June 5, 2003.Under this new agreement, we may borrow up to $7,000,000 for our projects. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. The interest rate on the loans and other terms will be negotiated with each loan transaction. GDBA has also agreed, if necessary, assist us with obtaining additional capital over and above the $7,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on our behalf. This additional amount will be available for the three years of the agreement and after we have depleted all of the original $7,000,000 under our agreement to fund. The highest amount borrowed under this Agreement was $4,628,600, with a rate of interest at 4.25%. As of December 31, 2004, $3,258,473 was outstanding under this loan.

During the nine months ended September 30, 2004, GDBA performed financing services our behalf. For a total of $7,500 and were not paid as of September 30, 2004. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related party".

On September 30, 2004, GDBA loaned us $100,000 to be used toward a deposit on another real estate project. The loan incurs interest at the prime rate, as published by Wells Fargo, and matures on January 19, 2005. The $100,000 balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

In July, 2004 we entered into a non-exclusive letter of intent with Carwash Management and Development, Inc.(now known as Mercury Car Wash, Inc.), a company in which GDBA is a major shareholder, to develop express car washes in North America. Under this letter of intent, we have a first right of refusal to build and fund 72 build to suit express car washes in the next three years at an average cost of approximately $1,850,000 per facility.

In March, 2004, we entered into an agreement with Cross Country Properties III, LLC ("CCPIII"), a Georgia limited liability company, through our wholly-owned subsidiary, CCI Southeast, LLC, to fund an additional real estate development project. We hold a 50 percent ownership interest in CCPIII and had a 50 percent profit-participation interest in the project. An unaffiliated third party organization, the Moody Group, LLC, owned the remaining 50 percent and had a 50 percent profit-participation interest in the project. CCPIII built a 7,000 square foot retail building, which was occupied by Advance Auto Parts Stores, who signed a fifteen year lease at $11.04 per square foot. The cost of construction, including the cost of land for this building project was $834,966. In addition, we arranged a construction loan of $777, 875 from GDBA through our CCI Southeast, LLC subsidiary to fund the construction of this building for Advance Auto Parts. The construction loan interest was the prime rate, as published by the Wall Street Journal on the date the interest is paid, plus one-half of one percent (.5%) per annum and a loan origination fee in to GDBA in the amount of 1.25 percent. The principal, interest and fee was payable upon the earlier of nine months or twelve months, based on certain contingencies, but in any case, not later than February 28, 2007. On August 10, 2004, CCPIII closed the sale of its building for a price of $1,078,090. Following the sale, CCPIII paid off all principal, interest and fees related to the outstanding debt. Interest expense (including the origination fee) on the project totaled $8,054.

On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property. We and S&O intend to develop an express tunnel carwash located in Littleton, Colorado with an approximate cost of $1,850,000. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC. S&O Development will own 49.9% of the LLC and AARD will own 50.1% of the LLC. The parties will split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $60,000 of profit; S&O will receive the next $60,000 of profit; then the entities will divide the remainder based upon the 50/50 profit split. We expect to start funding this project immediately.

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar. We and Charmar intend to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.9% of the LLC and CCI Corona owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

During November and December, 2004, we disbursed $80,000 to Mercury Car Wash, Inc., formerly known as Carwash Management, Inc., a company in which GDBA is a major shareholder. We received five promissory notes in exchange for the disbursements. The note proceeds are to be used to fund the initial costs related to the development of five car washes in the Denver and Fort Collins, Colorado metropolitan areas. Each note has a 12 percent interest rate per annum and is due on demand. If a note is not paid when declared due, the outstanding principal and accrued interest on the note will draw interest at 15 percent per annum. As of December 31, 2004, all $80,000 remained outstanding and accrued interest receivable on the notes totaled $1,297.

Effective December 3, 2004, we and Aquatique Industries, Inc.(Aquatique), entered into a letter of intent which gives us a first right of refusal to build and fund five build-to-suit retail properties in the next three years at an average cost of $1,750,000 per property. Significant terms of the letter intent provide that Aquatique would pay rental or lease payments for developed facilities based upon current market rates. We would agree to fund or secure funding for the land, site improvements, facility, equipment and construction interest expense, in addition to agreed upon soft cost and expenses. The CEO of Aquatique is a former director of ours. GDBA Investments LLLP, our major shareholder, owns 60% of Aquatique Industries.

In all of our transactions with affiliates, we examine current market conditions in an attempt to develop terms and conditions no less favorable than could be negotiated in an arms-length transaction.

Except for Mr. Lagerborg, all of our officers and directors are involved in other real estate projects. This involvement could be the basis for conflicts of interest. Everyone will use their best efforts to minimize the impact of such conflicts including, but not limited to, refraining from considering or voting on projects which may give rise to personal conflicts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.   DESCRIPTION
-----------   ----------------------------------------------------------------
Exhibit
Number    Description
------    -----------
 3.1 *    Articles of Incorporation

 3.2 *    Bylaws

10.1 *    Loan Financing Agreement with GDBA Investments, LLLP,

10.2 *    Construction Land Acquisition Loan Agreement with Cross
          Country Properties II, LLC,

10.3 *    Construction Land Acquisition Loan Agreement with Cross
          Country Properties III, LLC,

10.4 * Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc.

10.5 * Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company.

10.6 *    Agreement between GDBA RE One, LLC ("Seller") and Alexander V.
          Lagerborg.

10.7 * Letter of Intent dated July 1, 2004 between Across America Real Estate Development Corp. and Carwash Management, Inc.

21 *      List of Subsidiaries.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1      Certification of Chief Executive Officer pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

     *    Previously filed

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $11,760 for the year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

The Company does not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. The Company's board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.



                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.



Dated: MARCH 31, 2005               By:  /s/ Alexander V. Lagerborg
      -------------------                ----------------------------------
                                         Alexander V. Lagerborg
                                         President, Chief Executive Officer,
                                         and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Dated: MARCH 31, 2005                 By:  /s/ Joni K. Troska
       ----------------                   ---------------------------------
                                          Joni K. Troska
                                          Treasurer, Chief Financial Officer


Dated: MARCH 31, 2005                 By:  /s/ Charles J. Berling
       ----------------                   ---------------------------------
                                          Charles J. Berling
                                          Director


Dated: MARCH 31, 2005                 By:  /s/ Eric Balzer
       ----------------                   ---------------------------------
                                          Eric Balzer
                                          Director