Form 10KSB/A
period 2004-12-31
ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP
filed 2005-05-09
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  Amendment #1

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

    Organization
    ------------

As of March 28, 2005, we are comprised of one corporation with twelve subsidiaries. We own 100% of Eagle Palm I, LLC, CCI Southeast, LLC, CCI Corona, LLC, AARD-Greeley-Lot 3, LLC and AARD-Belle Creek LLC. We own 80% of Cross Country Properties II, LLC. We own 51% of AARD-Charmar-Olive Branch, LLC, AARD-Cypress Sound, LLC, and AARD-TSD-CSK Firestone, LLC. We own 50.1% of Riverdale Carwash Lot 3A. We own 50.01% of LS-Corona, LLC. We own 50% of Cross Country Partners III, LLC. We plan from time to time to loan funds through CCI Southeast, LLC and CCI Corona, LLC to limited liability companies in which we have an ownership interest. This ownership interest will vary, depending upon the project.

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

On September 30, 2004, we paid $100,000 to Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated third party, in exchange for a promissory note. The note matured on October 31, 2004 and carried no interest rate unless the note became in default. On October 14, 2004, we paid an additional $160,000 to Charmar in exchange for a promissory note. The note matured on November 14, 2004 and carried no interest rate unless the note became in default. The notes are no longer outstanding. The funds from these notes were used for land acquisition on a project with Charmar.

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar for this property. We and Charmar began to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.9% of the LLC and CCI Corona owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

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

Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC is an entity owned by GDBA Investments, LLLP and Sarmat LLC. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.


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

Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC is an entity owned by GDBA Investments, LLLP and Sarmat LLC. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

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

In July, 2004 we entered into a non-exclusive letter of intent with Carwash Management and Development, Inc.(now known as Mercury Car Wash, Inc.), a company in which GDBA is a major shareholder, to develop express car washes in North America. Under this letter of intent, we have a first right of refusal to build and fund 72 build to suit express car washes in the next three years at an average cost of approximately $1,850,000 per facility.
On September 30, 2004, we paid $100,000 to Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated third party, in exchange for a promissory note. The note matured on October 31, 2004 and carried no interest rate unless the note became in default. On October 14, 2004, we paid an additional $160,000 to Charmar in exchange for a promissory note. The note matured on November 14, 2004 and carried no interest rate unless the note became in default. The notes are no longer outstanding. The funds from these notes were used for land acquisition on a project with Charmar.

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar for this property. We and Charmar began to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.9% of the LLC and CCI Corona owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. We will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

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

Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC is an entity owned by GDBA Investments, LLLP and Sarmat LLC. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

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

(3) A total 10,557,500 shares are owned of record. GDBA Investments, LLLP is controlled by Mr. Brent Backman. Mr. Backman's only role with us is as an indirect investor. Does not include a total of 10,000 shares are owned in the name of adult children of Mr. Backman, for which he and GDBA Investments, LLLP disclaim beneficial ownership, or a total of 170,000 shares which are owned in the name of GDBA RE One, LLC, an entity owned by GDBA Investments, LLLP and Sarmat LLC.

(4) A total of 2,055,000 of these shares are owned of record. Sarmat, LLC is controlled by Mr. Brian Klemsz. Mr. Klemsz's only role with us is as an indirect investor. A total of 1,200,000 shares are owned in the name of family members of Mr. Klemsz. Does not include a total of 170,000 shares, which are owned in the name of GDBA RE One, an entity owned by Sarmat, LLC and GDBA Investments, LLLP.

(5) Includes 185,000 shares owned of record by Mr. Lagerborg and 1,000 shares owned of record by Mr. Lagerborg's family members, for which he disclaims beneficial ownership. In addition, Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC is an entity owned by GDBA Investments, LLLP and Sarmat LLC. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

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

During the nine months ended September 30, 2004, GDBA loaned CCPII and CCPIII $592,252, which was subject to a 1.0 percent origination fee and a 4.0 percent interest rate, and $777,875, which was subject to a 1.25 percent origination fee and an interest rate of one-half of one percent (.5%) over the prime rate, as published by the Wall Street Journal on the date the interest was paid respectively, for real estate development projects. Both loans were repaid in full as of September 30, 2004.

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

10.4 * Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc.

10.5 * Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company.

10.6 *    Agreement between GDBA RE One, LLC ("Seller") and Alexander V.
          Lagerborg.

10.7 * Letter of Intent dated July 1, 2004 between Across America Real Estate Development Corp. and Carwash Management, Inc.

10.8 *    Charmar Promissory Notes dated September 14, and October 14, 2004

10.9 *    Operating Agreement of L-S Corona Pointe, LLC dated November 10, 2004

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



Dated: May 9, 2005                  By:  /s/ Alexander V. Lagerborg
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





Dated:  May 9, 2005                 By:   /s/ Joni K. Troska
       ----------------                   ---------------------------------
                                          Joni K. Troska
                                          Treasurer, Chief Financial Officer


Dated:  May 9, 2005                 By:   /s/ Charles J. Berling
       ----------------                   ---------------------------------
                                          Charles J. Berling
                                          Director


Dated:  May 9, 2005                 By:   /s/ Eric Balzer
       ----------------                   ---------------------------------
                                          Eric Balzer
                                          Director