Form 10QSB
period 2005-03-31
ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP
filed 2005-05-16
CIK 1233275

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2005.

                        Commission File Number 000-50764



                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)




                Colorado                                   20-0003432
     ------------------------------                     ---------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)




              1440 Blake Street, Suite 330, Denver, Colorado 80202
              ----------------------------------------------------
                    (Address of principal executive offices)



                  Registrant's telephone number: (303) 893-1003
                                                 --------------


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     As of April 1, 2005, registrant had outstanding 16,036,625 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Pink Sheets on April 11, 2005) was approximately $4,807,181.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet March 31, 2005 (Unaudited)....    3

        Condensed Consolidated Statements of Operations (Unaudited)........    4

        Condensed Consolidated Statements of Cash Flows (Unaudited)........    5

Item 2. Management's Discussion and Analysis and Plan of Operation.........   11

Item 3. Controls and Procedures............................................   13

PART II.OTHER INFORMATION

Item 1. Legal Proceedings..................................................   13

Item 2. Changes in Securities..............................................   13

Item 3. Defaults Upon Senior Securities....................................   14

Item 4. Submission of Matters to a Vote of Security Holders................   14

Item 5. Other Information..................................................   14

Item 6. Exhibits and Reports on Form 8-K...................................   14

        Signatures.........................................................   14

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP., and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS


                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                 March 31, 2005

                                     Assets
Cash                                                                $   255,227
Restricted cash (Note 3)                                              1,603,850
Property and equipment, net of accumulated depreciation                   6,456
Construction in progress (Note 2)                                     5,091,878
Deposits                                                                  7,083
                                                                    -----------
                                                                    $ 6,964,494
                                                                    ===========

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable                                                $     7,335
    Accrued liabilities                                                  38,581
    Indebtedness to related party (Note 3)                            6,823,618
                                                                    -----------
                  Total liabilities                                   6,869,534
                                                                    -----------

Minority interests in consolidated subsidiaries (Note 5)                   --

Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding                                   --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       16,036,625 shares issued and outstanding                          16,037
    Additional paid-in capital                                          161,938
    Retained earnings                                                   (83,015)
                                                                    -----------
                  Total shareholders' equity                             94,960
                                                                    -----------

                                                                    $ 6,964,494
                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------

Operating expenses:
    Selling, general and administrative          $     80,382    $     22,641
    Rent, related party (Note 3)                         --               750
                                                 ------------    ------------
             Total operating expenses                  80,382          23,391
                                                 ------------    ------------
             Income/(loss) from operations            (80,382)        (23,391)

Non-operating income:
    Interest income                                      --               223
    Interest expense                                   (8,186)           --
                                                 ------------    ------------
             Income/(loss) before income taxes
                and minority interest                 (88,568)        (23,168)

Income tax provision (Note 4)                            --              --
                                                 ------------    ------------
             Income/(loss) before
                minority interest                     (88,568)        (23,168)

Minority interest in loss of
    consolidated subsidiaries (Note 5)                  1,915            --
                                                 ------------    ------------

                    Net income/(loss)            $    (86,653)   $    (23,168)
                                                 ============    ============

Basic and diluted income/(loss) per share        $      (0.01)   $      (0.00)
                                                 ------------    ------------

Basic and diluted weighted average common
    shares outstanding                             16,036,625      16,036,625
                                                 ============    ============


      See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------
                      Net cash provided by (used in)
                         operating activities        $    68,107    $   (23,825)
                                                     -----------    -----------

Cash flows from investing activities:
    Payments for deposits                                 (5,000)          --
    Restricted cash held in escrow                    (1,603,850)          --
    Payments for construction in progress             (2,229,460)          --
                                                     -----------    -----------
                      Net cash used in
                         investing activities         (3,838,310)          --
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loans (Note 3)         3,498,040           --
                                                     -----------    -----------
                      Net cash provided by
                         financing activities          3,498,040           --
                                                     -----------    -----------

                         Net change in cash             (272,163)       (23,825

Cash, beginning of period                                527,390        160,177
                                                     -----------    -----------

Cash, end of period                                  $   255,227    $   136,352
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes\                                    $     1,000    $      --
                                                     ===========    ===========
      Interest                                       $      --      $      --
                                                     ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)  Nature of Business and Presentation

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with Across America Real Estate Development Corp.'s ("AARD" or the "Company") annual financial statements for the year ended December 31, 2004, notes and accounting policies thereto included in the Company's Form 10-KSB as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of Across America Real Estate Development Corp. and the following subsidiaries:
                                                               Percentage
      Name of Subsidiary                                        Ownership
      ------------------                                        ---------
      CCI Southest, LLC ("CCISE")                                100.00%
      Cross Country Properties II, LLC ("CCPII")                 80.00%
      Cross Country Properties III, LLC ("CCPIII")               50.00%
      AARD-Belle Creek, LLC (Belle Creek")                       100.00%
      CCI Corona, LLC ("CCI Corona")                             100.00%
      L-S Corona Pointe, LLC ("L-S Corona")                      50.01%
      Riverdale Carwash Lot 3A, LLC ("Riverdale")                50.10%
      Eagle Palm I, LLC ("Eagle")                                100.00%
      AARD-Greeley-Lot 3, LLC ("Greeley")                        100.00%
      AARD-Charmar-Olive Branch, LLC ("Olive Branch")            51.00%
      AARD-Cypress Sound, LLC ("Cypress Sound")                  51.00%
      AARD-TSD-CSK Firestone, LLC ("Firestone")                  51.00%

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)  Real Estate Development Projects

L-S Corona Pointe LLC

On November 10, 2004, the Company (through its wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated builder and developer of commercial property. The Company and Charmar intend to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.99% of the LLC and CCI Corona owns 50.01% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The Company will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

The Company arranged a construction loan from GDBA to fund the construction of the restaurant. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of March 31, 2005, L-S Corona has received construction loan proceeds of $1,811,741 and has disbursed $1,751,235 for the development of the restaurant project. Accrued interest on the loan totaled $60,253 at March 31, 2005. The total balance incurred on the project of $1,811,488 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Riverdale Carwash Lot 3A, LLC

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

The Company arranged a construction loan from GDBA to fund the construction of the carwash. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of March 31, 2005, Riverdale has received and disbursed construction loan proceeds of $1,635,526 for the development of the carwash project. Accrued interest on the loan totaled $48,036 at March 31, 2005. The total balance incurred on the project of $1,683,561 has been capitalized as construction in progress in the accompanying consolidated financial statements.

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

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Belle Creek, LLC

On February 8, 2005, the Company (through its wholly-owned subsidiary, Belle Creek) entered into an arrangement with Mercury Car Wash, Inc. ("Mercury"), an affiliated builder and developer of automated car washes. The Company intends to develop a tunnel car wash located in Commerce City, Colorado. All profits will be allocated to the Company from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled.

The Company arranged a construction loan from GDBA to fund the construction of the car wash. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of March 31, 2005, Belle Creek has received construction loan proceeds of $798,651 and has disbursed $798,507 for the development of the car wash project. Accrued interest on the loan totaled $12,529 at March 31, 2005. The total balance incurred on the project of $811,036 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Charmar - Olive Branch, LLC

On March 7, 2005, the Company entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated builder and developer of commercial property. The Company and Charmar intend to develop an IHOP restaurant located in Olive Branch, Mississippi. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Charmar-Olive Branch, LLC ("Olive Branch"). Charmar owns 49% of the LLC and AARD owns 51% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project evenly, after all development and construction costs and interest and fee expenses are paid and settled.

The Company arranged a construction loan from GDBA to fund the construction of the restaurant. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of March 31, 2005, Olive Branch has received construction loan proceeds of $804,546 and has disbursed $779,262 for the development of the restaurant. Accrued interest on the loan totaled $6,530 at March 31, 2005. The total balance incurred on the project of $785,792 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

(3)  Related Party Transactions

Office Lease

The Company signed a noncancellable operating lease to rent office space from GDBA, its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2004. Payments required under the operating lease were $250 per month. As of March 31, 2005, the Company owed the shareholder $4,750 for unpaid lease payments. This balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

The Company acquired its own office space subject to a noncancellable office lease agreement with an unrelated third party, signed on December 6, 2004.

Agreement to Fund

On November 26, 2004, AARD and GDBA entered into a three-year "Agreement to Fund" the Company's real estate projects. Under the agreement, the Company may borrow up to $7,000,000 for its real estate projects. Each loan is secured only by the properties against which the loans are made. The Company has not provided any loan guarantees. The interest rate on the loans and other terms are negotiated with each loan transaction based on the then current market rates. GDBA has also agreed, if necessary, to assist the Company with obtaining additional capital over and above the $7,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on the Company's behalf. This additional amount would be available for the three years of the agreement and after depletion of the original $7,000,000 under the Agreement to Fund. As of March 31, 2005, the Company owed GDBA a total of $6,687,332 for the following projects:

                  ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                   Outstanding                            Outstanding
                                   Debt at                                Debt at
                                   December 31,                           March 31,
Project                            2004         Proceeds     Repayments   2005
--------------------------------   ----------   ----------   ----------   ----------
L-S Corona Pointe ..............   $1,693,841   $  117,900   $     --     $1,811,741
Riverdale Carwash Lot 3A .......    1,305,451      330,075         --      1,635,526
Belle Creek ....................       25,000      773,651         --        798,651
Olive Branch ...................         --        804,546         --        804,546
Cypress Sound ..................         --      1,318,750         --      1,318,750
Funds to support future projects      165,000      153,118         --        318,118
                                   ----------   ----------   ----------   ----------
                                   $3,189,292   $3,498,040   $     --     $6,687,332
                                   ==========   ===========  ==========   ==========


Accrued interest payable on the debt totaled $136,285 at March 31, 2005.

Restricted Cash - Escrow Development Deposits

During the three months ended March 31, 2005, the Company loaned its subsidiaries $1,603,850 to be placed in escrow for potential development projects, of which $1,318,750 was loaned to Cypress Sound. Cypress Sound intends to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The Company loans the funds to the subsidiaries at an interest rate of 12 percent. Interest income earned and interest expense incurred between the Company and its subsidiaries are eliminated in consolidation.

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                      Three Months
                                                      Ended
                                                      March 31,
                                                      2005
                                                      --------
      U.S. Federal statutory graduated rate........     19.16%
      State income tax rate,
        net of federal benefit ....................      3.74%
      Net operating loss for which no tax
        benefit is currently available ............    -22.90%
                                                      --------
                                                        0.00%
                                                      ========

At March 31, 2005, deferred tax assets consisted of a net tax asset of $19,012, due to operating loss carryforwards of $79,171 which was fully allowed for, in the valuation allowance of $19,012. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the three months ended March 31, 2005 totaled $19,012. The current tax benefit also totaled $19,012 for the three months ended March 31, 2005. The net operating loss carryforward expires through the year 2025.

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

(5)  Minority Interests in Consolidated Subsidiaries

Following is a summary of the minority interests in the equity of the Company's subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

                                             Real Estate Projects
                            ------------------------------------------------------
                            L-S Corona      Riverdale        Sound        Firestone        Total
                              --------       -------        -------        -------        -------
Minority Interest balance,
   January 1, 2005 ........   $  --          $  --          $  --          $  --          $  --
Earnings(loss) allocated to
   Minority Interest ......       (54)             7         (1,699)          (169)        (1,915)
Earnings(loss) disbursed to
   Minority Interest ......        54             (7)         1,699            169          1,915
                              --------       -------        -------        -------        -------
Minority Interest balance,
   March 31, 2005 .........   $  --          $  --          $  --          $  --          $  --
                              ========       ========       =======        =======        =======

(6)  Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The loss that would have resulted from that risk totaled $115,947 at March 31, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(7)  Subsequent Events

On November 26, 2004, the Company and GDBA entered into a three year agreement to fund real estate projects. On April 28, 2005, the parties amended this agreement to increase the Company's ability to borrow for projects from a maximum of $7,000,000 to a maximum of $7,500,000. Each loan will be secured only by the properties against which the loans are made. The Company will not provide any loan guarantees. All other terms of the amended agreement will be the same as the original Agreement to fund.

On April 25, 2005, the Company received a $10 million financing commitment under a Credit Agreement from Vectra Bank of Colorado ("Vectra Bank"). This commitment will permit the Company to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing will be through a series of promissory notes. Each note will be issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and will have a term of 12 months with one allowable extension not to exceed 6 months, subject to approval. Interest will be funded from an interest reserve established with each construction loan. Each Loan shall be for an amount, determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the Real Property under the Approved Appraisal for the Project or 75% of the Project Costs. The Company must provide the remaining costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank will retain a First Deed of Trust on each property financed and have the personal guarantees of GDBA and its owners.

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

     Our principal business address is 1440 Blake Street, Suite 330, Denver, Colorado 80202. We are in the business of financing and developing built-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. We create each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and capital appreciation upon sale of the facility. Our affiliates, subsidiaries and management develop the construction and permanent financing for our benefit.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

     We had no operating revenues for the three months ended March 31, 2005 or March 31, 2004. However, we have had revenues in the past. When we do have revenues, the principal source of our revenues are the sales of real estate projects.

     Our total operating expenses for the three months ended March 31, 2005 were $80,382. Our total operating expenses for the three months ended March 31, 2004 were $23,391. The major components of operating expenses are cost of sales, salaries, payroll taxes and professional fees. Operating expenses include all direct costs incurred in our operations. The difference between our gross revenues and total operating expenses is our income (loss) before income taxes.

     We had a net loss of $88,568 for the three months ended March 31, 2005, compared to a net loss of $23,168 for the three months ended March 31, 2004. Our basic and diluted loss per share was $0.01 for the three months ended March 31, 2005, compared to $0.00 for the three months ended March 31, 2004.

     We closed our first transaction in June, 2004 and our second transaction in August, 2004. We closed no transactions for the months ended March 31, 2005. However, we have several ongoing projects which we believe will close in the next few months. Our current projects consist of L-S Corona Point, LLC, a restaurant development; Riverdale Carwash Lot 3A, LLC, a car wash; Belle Creek, LLC, a car wash, Charmar-Olive Branch, LLC, a restaurant development, and Cypress Sound LLC I, a condominium project.

     We are actively seeking additional projects but cannot guarantee that these activities may result in additional revenues.

Liquidity and Capital Resources

     Cash at March 31, 2005 was $225,227, compared to $160,177 at March 31,
2004.

     Our net cash provided by operating activities was $68,107 for the three months ended March 31, 2005, compared to $23,825 used by operating activities for the three months ended March 31, 2004.

     Our net cash used in investing activities was $3,838,310 for the three months ended March 31, 2005 compared to no funds used in investing activities for the three months ended March 31, 2004. The funds were all used in our pending real estate projects.

     Our net cash provided by financing activities was $3,498,040 for the three months ended March 31, 2005 compared to no funds used in financing activities for the three months ended March 31, 2004. The financing funds all came from our credit lines and were used in our pending real estate projects.

     On November 26, 2004, we entered into a three year agreement with GDBA to fund real estate projects. On April 28, 2005, the parties amended this agreement to increase our ability to borrow for projects from a maximum of $7,000,000 to a maximum of $7,500,000. Each loan will be secured only by the properties against which the loans are made. We will not provide any loan guarantees. All other terms of the amended agreement will be the same as the original Agreement to fund.

     On April 25, 2005, we received a $10 million financing commitment under a Credit Agreement from Vectra Bank. This commitment will permit us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing will be through a series of promissory notes. Each note will be issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and will have a term of 12 months with one allowable extension not to exceed 6 months, subject to approval. Interest will be funded from an interest reserve established with each construction loan. Each Loan shall be for an amount, determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the Real Property under the Approved Appraisal for the Project or 75% of the Project Costs. We must provide the remaining costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank will retain a First Deed of Trust on each property financed and have the personal guarantees of GDBA and its owners.

     We have been profitable in the past but where not profitable in the last fiscal quarter. Our primary activity will be to develop a revenue stream through various real estate projects. If we succeed in this effort and generate sufficient revenues, we can become profitable again but we cannot guarantee it.

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

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K
-------------------
We filed the following reports on Form 8-K during the fiscal quarter: February 18, 2005, relating to the closing of the land purchase of the Belle Creek property; and March 11, 2005, relating to the development of an International House of Pancakes Project.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACROSS AMERICA REAL ESTATE DEVELOPMENT CORP.



Dated: MAY 16, 2005                 By:     /s/  Alexander V. Lagerborg
      ------------------                    ------------------------------------
                                            Alexander V. Lagerborg
                                            President, Chief Executive Officer,
                                            and Director


Dated: MAY 16, 2005                 By:       /s/  Joni K. Troska
       -----------------                     -----------------------------------
                                             Joni K. Troska
                                             Treasurer, Chief Financial Officer