Form 10QSB
period 2005-06-30
ACROSS AMERICA REAL ESTATE CORP
filed 2005-08-12
CIK 1233275

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2005.
                                                 -------------

                        Commission File Number 000-50764
                                               ---------


                        ACROSS AMERICA REAL ESTATE CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                Colorado                                   20-0003432
     ------------------------------                    ------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)


              1440 Blake Street, Suite 330, Denver, Colorado 80202
              ----------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (303) 893-1003
                                                 ---------------


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     As of July 31, 2005, registrant had outstanding 16,036,625 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on July 31, 2005) was approximately $4,638,375.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis and Plan of Operation.........  14

Item 3.  Controls and Procedures...........................................   16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   17

Item 2.  Changes in Securities.............................................   17

Item 3.  Defaults Upon Senior Securities...................................   17

Item 4.  Submission of Matters to a Vote of Security Holders...............   17

Item 5.  Other Information.................................................   17

Item 6.  Exhibits and Reports on Form 8-K..................................   17

         Signatures........................................................   18

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to ACROSS AMERICA REAL ESTATE CORP., and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS


                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 2005

                                     Assets
Cash ............................................................ $    164,634
Designated cash (Note 3) ........................................      550,352
Property and equipment, net of accumulated depreciation .........        6,195
Property held for sale (Note 2) .................................    2,022,546
Construction in progress (Note 2) ...............................    2,008,985
Land held for development (Note 2) ..............................    6,891,544
Other assets ....................................................       12,165
                                                                  ------------

                                                                  $ 11,656,421
                                                                  ============

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable ............................................ $     28,243
    Accrued liabilities .........................................       29,121
    Note payable (Note 4) .......................................    1,231,042
    Indebtedness to related party (Note 3) ......................   10,430,050
                                                                  ------------
                  Total liabilities .............................   11,718,456
                                                                  ------------

Minority interests in consolidated subsidiaries (Note 6) ........         --

Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding ........................         --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       16,036,625 shares issued and outstanding .................       16,037
    Additional paid-in capital ..................................      161,938
    Retained earnings ...........................................     (240,010)
                                                                  ------------
                  Total shareholders' equity ....................      (62,035)
                                                                  ------------

                                                                  $ 11,656,421
                                                                  ============

      See accompanying notes to condensed consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                ---------------------------     -----------------------------
                                                    2005            2004           2005           2004
                                                ------------    ------------    ------------    ------------
Revenue:
    Sales ...................................   $       --      $    687,141    $       --      $    687,141
    Rental income ...........................         42,651           5,589          42,651           5,589
    Management fees .........................           --             6,866            --             6,866
                                                ------------    ------------    ------------    ------------
            Total revenue ...................         42,651         699,596          42,651         699,596
                                                ------------    ------------    ------------    ------------



Operating expenses:
    Cost of sales ...........................           --           617,556            --           617,556
    Selling, general and administrative .....        165,368          35,287         245,750          57,928
    Rent, related party (Note 3) ............           --               750            --             1,500
                                                ------------    ------------    ------------    ------------
            Total operating expenses ........        165,368         653,593         245,750         676,984
                                                ------------    ------------    ------------    ------------
            Income/(loss) from operations ...       (122,717)         46,003        (203,099)         22,612

Non-operating income:
    Interest income .........................           --               223            --               446
    Interest expense ........................        (34,861)           --           (43,047)           --
                                                ------------    ------------    ------------    ------------
            Income/(loss) before income taxes
               and minority interest ........       (157,578)         46,226        (246,146)         23,058

Income tax provision (Note 5) ...............           --              --              --              --
                                                ------------    ------------    ------------    ------------
            Income/(loss) before
               minority interest ............       (157,578)         46,226        (246,146)         23,058

Minority interest in income of
    consolidated subsidiaries (Note 6) ......            583         (15,035)          2,498         (15,035)
                                                ------------    ------------    ------------    ------------

                  Net income/(loss) .........   $   (156,995)   $     31,191    $   (243,648)   $      8,023
                                                ============    ============    ============    ============

Basic and diluted income/(loss) per share ...   $      (0.01)   $       0.00    $      (0.02)   $       0.00
                                                ------------    ------------    ------------    ------------

Basic and diluted weighted average common
    shares outstanding ......................     16,036,625      16,036,625      16,036,625      16,036,625
                                                ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                                        June 30,
                                                     --------------------------
                                                         2005          2004
                                                     -----------    -----------
                      Net cash provided by (used in)
                         operating activities ...... $   173,077    $    11,427
                                                     -----------    -----------

Cash flows from investing activities:
    Payments for deposits ..........................      (5,000)          --
    Restricted cash held in escrow .................    (550,352)          --
    Payments for land and construction in progress .  (8,060,657)      (505,654)
                                                     -----------    -----------
                         Net cash used in
                         investing activities ......  (8,616,009)      (505,654)
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from note payable (Note 4) ............   1,231,042           --
    Proceeds from related party loans (Note 3) .....   7,188,233        505,654
    Payments on related party loans (Note 3) .......    (339,099)          --
                                                     -----------    -----------
                         Net cash provided by
                         financing activities ......   8,080,176        505,654
                                                     -----------    -----------

                         Net change in cash ........    (362,756)        11,427

Cash, beginning of period ..........................     527,390        160,177
                                                     -----------    -----------

Cash, end of period ................................ $   164,634    $   171,604
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ................................... $     1,000    $      --
                                                     ===========    ===========
    Interest ....................................... $      --      $      --
                                                     ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)  Nature of Business and Presentation

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with Across America Real Estate Corp.'s ("AARD" or the "Company") annual financial statements for the year ended December 31, 2004, notes and accounting policies thereto included in the Company's Form 10-KSB as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries:

                                                             Percentage
       Name of Subsidiary                                    Ownership
       ------------------                                    ---------
       CCI Southest, LLC ("CCISE")                            100.00%
       AARD-Belle Creek, LLC (Belle Creek")                   100.00%
       CCI Corona, LLC ("CCI Corona")                         100.00%
       Eagle Palm I, LLC ("Eagle")                            100.00%
       AARD-Greeley-Lot 3, LLC ("Greeley")                    100.00%
       AARD-Stonegate, LLC ("Stonegate")                      100.00%
       Cross Country Properties II, LLC ("CCPII")              80.00%
       AARD-Charmar-Olive Branch, LLC ("Olive Branch")         51.00%
       AARD-Cypress Sound, LLC ("Cypress Sound")               51.00%
       AARD-TSD-CSK Firestone, LLC ("Firestone")               51.00%
       South Glen Eagles Drive, LLC("West Valley")             51.00%
       119th and Ridgeview, LLC ("Ridgeview")                  51.00%
       53rd and Baseline, LLC ("Baseline")                     51.00%
       Hwy 278 and Hwy 170, LLC ("Bluffton")                   51.00%
       State and 130th, LLC ("American Fork")                  51.00%
       Riverdale Carwash Lot 3A, LLC ("Riverdale")             50.10%
       L-S Corona Pointe, LLC ("L-S Corona")                   50.01%
       Cross Country Properties III, LLC ("CCPIII")            50.00%


All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting only of normal Percentage operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements

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

(2)  Real Estate Development Projects

Following is a schedule of the Company's real estate development projects as of June 30, 2005:

                                Property held   Construction     Land held for
   Name of Subsidiary           for Sale        in Progress      Development
   -------------------------     ----------     ----------       ----------
   L-S Corona                    $     --       $1,033,113       $1,656,341
   Riverdale                      2,022,546           --               --
   Ridgeview                           --          135,382        1,606,526
   Cypress Sound                       --           43,104        1,440,865
   Stonegate                           --          181,546          743,284
   Olive Branch                        --          222,365          649,546
   Belle Creek                         --          260,881          599,982
   Other projects in
     preliminary development           --          132,594          195,000
                                 ----------     ----------       ----------
                                 $2,022,546     $2,008,985       $6,891,544
                                 ==========     ==========       ==========

L-S Corona

On November 10, 2004, the Company (through its wholly-owned subsidiary, CCI Corona, LLC) entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated builder and developer of commercial property. The Company and Charmar intend to develop a restaurant located in Corona, California. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.99% of the LLC and CCI Corona owns 50.01% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The Company will receive the first $171,400 of profit; Charmar will receive the next $80,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

The Company arranged a construction loan from GDBA and financing from Vectra Bank (see Note 4) to fund the construction of the restaurant. The GDBA construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, L-S Corona has received construction loan proceeds of $2,585,784 and has disbursed $2,544,088 for the development of the restaurant project. Accrued interest on the loan totaled $145,366 at June 30, 2005. The total balance incurred on the project of $2,689,454 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements


Riverdale

On October 1, 2004, the Company entered into an arrangement with S&O Development, LLC ("S&O"), an unaffiliated builder and developer of commercial property. The Company and S&O intend to develop an express tunnel carwash located in Littleton, Colorado at an estimated cost of $1,874,573. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC ("Riverdale"). S&O owns 49.9% of the LLC and AARD owns 50.1% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The Company will receive the first $60,000 of profit; S&O will receive the next $60,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

The Company arranged a construction loan from GDBA to fund the construction of the carwash. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, Riverdale has received construction loan proceeds of $1,943,812 and has disbursed $1,906,371 for the development of the carwash project. Accrued interest on the loan totaled $116,175 at June 30, 2005. The total balance incurred on the project of $2,022,546 was originally capitalized as construction in progress. During the three months ended June 30, 2005, Riverdale completed construction of the carwash. As a result, the Company has reclassified the project from construction in progress to property held for sale in the accompanying consolidated financial statements.

On November 17, 2004, Riverdale signed a Purchase and Sale Agreement (the "Agreement") with Eagle Palm I, LLC ("Eagle"), a company wholly-owned by AARD. The Agreement was prepared as an assurance to S&O. The Agreement calls for Eagle to purchase the completed project by July 13, 2005. The Company's management plans to close the agreement with Eagle during the third quarter of 2005. Because the Agreement is with a wholly-owned subsidiary, the project has been accounted for consistent with the Company's other projects that have no Purchase and Sale Agreement during development.

Ridgeview

On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of commercial property. The Company and ADG intend to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC ("Ridgeview"). ADG owns 49% of the LLC and AARD owns 51% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The Company will receive the first $250,000 of profit; ADG will receive the next $250,000 of profit; then the entities will divide the remainder based upon a 50/50 profit split.

The Company arranged a construction loan from GDBA to fund the construction of the project. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, Ridgeview has received construction loan proceeds of $1,725,506 and has disbursed $1,725,506 for the development of the project. Accrued interest on the loan totaled $16,402 at June 30, 2005. The total balance incurred on the project of $1,741,908 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements


Cypress Sound

On March 22, 2005, the Company entered into an arrangement with Mr. Daniel S. Harper ("Harper"), an unaffiliated builder and developer of commercial property. The Company and Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC ("Cypress Sound"). Harper owns 49% of the LLC and AARD owns 51% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project equally after all development and construction costs and interest and fee expenses are paid and settled.

The Company arranged a construction loan from GDBA to fund the construction of the project. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, Cypress Sound has received construction loan proceeds of $1,440,750 and has disbursed $1,437,397 for the development of the project. Accrued interest on the loan totaled $46,572 at June 30, 2005. The total balance incurred on the project of $1,483,969 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Stonegate

On May 20, 2005, the Company (through its wholly-owned subsidiary, AARD-Stonegate, LLC) entered into an agreement with Castle Brae Development LLC ("Castle"), an unaffiliated builder and developer of commercial property. Under the agreement, Castle will develop a car wash facility located in Parker, Colorado at an estimated total cost of $2,463,000.

The Company arranged a construction loan from GDBA to fund the construction of the project. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, Stonegate has received construction loan proceeds of $920,174 and has disbursed $919,278 for the development of the project. Accrued interest on the loan totaled $5,552 at June 30, 2005. The total balance incurred on the project of $924,830 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Olive Branch

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

The Company arranged a construction loan from GDBA to fund the construction of the restaurant. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, Olive Branch has received construction loan proceeds of $847,227 and has disbursed $840,034 for the development of the restaurant. Accrued interest on the loan totaled $31,877 at June 30, 2005. The total balance incurred on the project of $871,911 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Belle Creek

On February 8, 2005, the Company (through its wholly-owned subsidiary, AARD - Belle Creek, LLC) entered into an arrangement with Mercury Car Wash, Inc. ("Mercury"), an affiliated builder and developer of automated car washes. The Company intends to develop a tunnel car wash located in Commerce City, Colorado. All profits will be allocated to the Company from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled.

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements


The Company arranged a construction loan from GDBA to fund the construction of the car wash. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of June 30, 2005, Belle Creek has received construction loan proceeds of $823,310 and has disbursed $823,310 for the development of the car wash project. Accrued interest on the loan totaled $37,553 at June 30, 2005. The total balance incurred on the project of $860,863 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

(3)  Related Party Transactions

Office Lease

The Company signed a noncancellable operating lease to rent office space from GDBA, its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2004. Payments required under the operating lease were $250 per month. As of June 30, 2005, the Company owed the shareholder $4,750 for unpaid lease payments. This balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

The Company acquired its own office space subject to a noncancellable office lease agreement with an unrelated third party, signed on December 6, 2004.

Agreement to Fund

On November 26, 2004, AARD and GDBA entered into a three-year "Agreement to Fund" the Company's real estate projects. Under the agreement, the Company could borrow up to $7,000,000 for its real estate projects. On June 2, 2005, the parties amended the agreement to allow AARD to borrow up to $10 million. Each loan is secured only by the properties against which the loans are made. The Company has not provided any loan guarantees. The interest rate on the loans and other terms are negotiated with each loan transaction based on the then current market rates. GDBA has also agreed, if necessary, to assist the Company with obtaining additional capital over and above the $10,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on the Company's behalf. This additional amount would be available for the three years of the agreement and after depletion of the original $10,000,000 under the Agreement to Fund. As of June 30, 2005, the Company owed GDBA a total of $10,038,426 for the following projects:

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements

                                       Outstanding                                   Outstanding
                                       Debt at                                       Debt at
                                       December 31,                                  June 30,
Project                                2004            Proceeds       Repayments     2005
                                      ------------   ------------    ------------    ------------
L-S Corona ........................   $  1,693,841   $       --      $   (339,099)   $  1,354,742
Riverdale .........................      1,305,451        638,361            --         1,943,812
Ridgeview .........................           --        1,725,506            --         1,725,506
Cypress Sound .....................           --        1,440,750            --         1,440,750
Stonegate .........................           --          912,874            --           912,874
Olive Branch ......................           --          847,227            --           847,227
Belle Creek .......................         25,000        797,166            --           822,166
Funds to support future projects ..        165,000        826,349            --           991,349
                                      ------------   ------------    ------------    ------------
                                      $  3,189,292   $  7,188,233    $   (339,099)     10,038,426
                                      ============   ============    ============    ============

Accrued interest payable on the debt totaled $391,303 at June 30, 2005.

As of June 30, 2005, the $10,038,426 borrowed by the Company exceeded the $10,000,000 maximum balance under the Agreement to Fund with GDBA. The Agreement to fund does not address the issue of excess borrowings and Company has not received any correspondence from GDBA regarding the issue.

Designated Cash

As of June 30, 2005, the Company held $550,352 in cash designated for the acquisition and development of current and future real estate development projects.

(4)  Note Payable

On April 25, 2005, the Company received a $10 million financing commitment under a Credit Agreement from Vectra Bank of Colorado ("Vectra Bank"). This commitment permits the Company to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is provided through a series of promissory notes. A separate note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one allowable extension not to exceed 6 months, subject to approval. Interest is funded from an interest reserve established with each construction loan. Each loan is for an amount, determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the Real Property under the Approved Appraisal for the Project or 75% of the Project Costs. The Company must provide the remaining costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and has the personal guarantees of GDBA and its owners.

On June 20, 2005, the Company drew down $1,231,042 under the financing agreement to help fund the L-S Corona project (see Note 2). Principal and accrued interest obligations under the financing agreement totaled $1,231,042 and $1,848, respectively, at June 30, 2005.

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements


(5)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                                      Six Months
                                                                           Ended
                                                                        June 30,
                                                                            2005
                                                               ---------
        U.S. Federal statutory graduated rate ................   31.68%
        State income tax rate,
          net of federal benefit..............................    3.16%
        Net operating loss for which no tax
          benefit is currently available......................  -34.84%
                                                               ---------
                                                                           0.00%
                                                               =========

At June 30, 2005, deferred tax assets consisted of a net tax asset of $83,633, due to operating loss carryforwards of $240,010 which was fully allowed for, in the valuation allowance of $83,633. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the six months ended June 30, 2005 totaled $83,633. The current tax benefit also totaled $83,633 for the six months ended June 30, 2005. The net operating loss carryforward expires through the year 2025.

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

(6)  Minority Interests in Consolidated Subsidiaries

Following is a summary of the minority interests in the equity of the Company's subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

                                         Real Estate Projects
                              -----------------------------------------
                                         Cypress
                             Riverdale    Sound    Firestone  Stonegate    Total
                              -------    -------    -------    -------    -------
Minority Interest balance,
   January 1, 2005 ........   $  --      $  --      $  --      $  --      $  --
Earnings(loss) allocated to
   Minority Interest ......      (190)    (1,699)      (169)      (440)    (2,498)
Earnings(loss) disbursed to
   Minority Interest ......       190      1,699        169        440      2,498
                              -------    -------    -------    -------    -------
Minority Interest balance,
   June 30, 2005 ..........   $  --      $  --      $  --      $  --      $  --
                              =======    =======    =======    =======    =======

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements


(7)  Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The loss that would have resulted from that risk totaled $550,753 at June 30, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(8)  Subsequent Events

On July 19, 2005, the Company changed its name from Across America Real Estate Development Corp. to Across America Real Estate Corp.

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

Overview and History

     ACROSS AMERICA REAL ESTATE CORP. was incorporated under the laws of the State of Colorado on April 22, 2003.

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

Results of Operations

     We had total revenues for the three months ended June 30, 2005 of $42,651, compared to total revenues of $699,596 for the three months ended June 30, 2004. The revenues for the three months ended June 30, 2005 represented rental income on our properties.

     We had total revenues for the six months ended June 30, 2005 of $42,651, compared to total revenues of $699,596 for the six months ended June 30, 2004. The revenues for the six months ended June 30, 2005 also represented rental income on our properties.

     Our total operating expenses for the three months ended June 30, 2005 were $165,368 compared to total operating expenses of $653,593 for the three months ended June 30, 2004. Our total operating expenses for the six months ended June 30, 2005 were $245,750 compared to total operating expenses of $676,984 for the six months ended June 30, 2004. The major components of operating expenses are cost of sales, salaries, payroll taxes and professional fees. The cost of sales for the three months ended June 30, 2005 were -0-, compared to cost of sales for the three months ended June 30, 2004 of $617,556. Operating expenses include all direct costs incurred in our operations. The difference between our gross revenues and total operating expenses is our income (loss) before income taxes.

     We had a net loss of $156,995, or $0.01 per share, for the three months ended June 30, 2005 compared to a net profit of $31,191, or $0.00 per share, for the three months ended June 30, 2004. Our loss for the six months ended June 30, 2005 was $243,648, or $0.02 per share, compared to a net profit of $8,023, or $0.00 per share, for the six months ended June 30, 2004.

     Our principal source of revenues are the sales of real estate projects. We had no revenue from the sale of any real estate projects for either the three months or the six months ended June 30, 2005. We have generated revenues from our real estate development projects. We closed two projects in 2004. Our first transaction was in June, 2004 and sold the project for $687,141. We closed our second transaction in August, 2004 with sales revenue of approximately $1,078,090. We currently have approximately fifteen active projects. It is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

     Cash at June 30, 2005 was $164,634, compared to cash at June 30, 2004 of $171,604.

     Our net cash provided by operating activities was $173,077 for the six months ended June 30, 2005, compared to $11,427 for the six months ended June 30, 2004.

     Our net cash used in investing activities was $8,616,009 for the six months ended June 30, 2005, compared to $505,654 for the six months ended June 30, 2004. The cash used for investing activities was related to progress payments on our construction projects.

     Our net cash provided by financing activities was $8,080,176 for the six months ended June 30, 2005, compared to $505,654 for the six months ended June 30, 2004. The cash used for investing activities was related to progress payments on our projects and payments to our lenders.

     While we have been profitable in the past, we are not currently profitable because we have not closed any real estate transactions this fiscal year. We have a number of projects which are scheduled to close. Our profitability depends upon our ability to develop and sell real estate projects on a timely basis. We expect that we will develop a more consistent pipeline of activity as we mature and, thereby, a more consistent source of revenues. If we succeed in this effort and generate sufficient revenues, we can become profitable. We cannot guarantee that we will continue to be profitable.

     We feel that we are at the point of maximum leverage on our real estate projects and are not actively pursuing additional projects. Once we have closed some of our current projects, we plan to begin looking for additional ones.

     We do not intend to pay dividends in the foreseeable future.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual Shareholders Meeting on July, 19th, 2005. At the meeting 93.9% of the outstanding shares were represented in person or by proxy. At the meeting, we elected Alexander V. Lagerborg, Charles J. Berling, Eric Balzer, and Daniel J. Wilhelm to the Board of Directors, each to hold office until the 2006 annual meeting and until his successor is elected and qualified. We voted to change our corporate name from Across America Real Estate Development to Across America Real Estate Corp. Despite the name change, the trading symbol, AARD.OB, will remain the same. Finally, we ratified Cordovano & Honeck, LLP, CPA's as auditors for fiscal year ending December 31, 2005

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K
-------------------
We filed the following reports on Form 8-K during the fiscal quarter: April 28, 2005 relating to a new credit facility for $10,000,000 with Vectra Bank; May 2, 2005, relating to the increase of our current line of credit with GDBA from $7,000,000 to $7,500,000; May 20, 2005, relating to the development of a project to be known as Cypress Sound; and June 2, 2005, relating to the increase of our current line of credit with GDBA to $10,000,000, and to the appointment of a new outside director, Daniel J. Wilhelm.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACROSS AMERICA REAL ESTATE CORP.


Dated: August 12, 2005             By: /s/  Alexander V. Lagerborg
      ------------------                   ---------------------------
                                            Alexander V. Lagerborg
                                            President, Chief Executive Officer,
                                            and Director


Dated: August 12, 2005             By:  /s/  James W. Creamer, III
       -----------------                    ---------------------------
                                             James W. Creamer, III
                                             Vice President,
                                             Treasurer, Chief Financial Officer



                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2004

     In connection with the Quarterly Report of ACROSS AMERICA REAL ESTATE CORP. (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Alexander V. Lagerborg, Chief Executive Officer of the Company, certify, pursuant to 18 USC ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2004, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           /s/ Alexander V. Lagerborg
                           --------------------------
                           Alexander V. Lagerborg, Chief Executive Officer

Dated: 8/12/05