Form 10QSB
period 2005-09-30
ACROSS AMERICA REAL ESTATE CORP
filed 2005-11-15
CIK 1233275

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly period ended September 30, 2005.
                                                ------------------

                        Commission File Number 000-50764
                                               ---------


                           ACROSS AMERICA REAL ESTATE CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                Colorado                                   20-0003432
    --------------------------------                   -------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

     As of November 8, 2005, registrant had outstanding 16,036,625 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on November 8, 2005) was approximately $3,478,781.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed consolidated balance sheet, September 30, 2005 (unaudited)..  3

     Condensed consolidated statements of operations, for the three months ended September 30, 2005 and 2004 and nine months
        ended September 30, 2005 and 2004 .................................  4

     Condensed consolidated statements of cash flows, nine months ended ended September 30, 2005 and 2004 (unaudited).......................  5

     Notes to unaudited condensed consolidated financial statements........  6

Item 2. Management's Discussion and Analysis and Plan of Operation......... 15

Item 3. Controls and Procedures............................................ 17

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 18

Item 2. Changes in Securities.............................................. 18

Item 3. Defaults Upon Senior Securities.................................... 18

Item 4. Submission of Matters to a Vote of Security Holders................ 18

Item 5. Other Information.................................................. 18

Item 6. Exhibits and Reports on Form 8-K................................... 18

Signatures................................................................. 19

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to ACROSS AMERICA REAL ESTATE CORP., and its subsidiaries.


ITEM 1.  FINANCIAL STATEMENTS

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

September 30, 2005

                                     Assets
Cash ............................................................  $       --
Designated cash (Note 3) ........................................       785,668
Property and equipment, net of accumulated depreciation .........         9,072
Property held for sale (Note 2) .................................     2,125,656
Construction in progress (Note 2) ...............................     3,473,154
Land held for development (Note 2) ..............................     7,739,748
Land acquisition deposits .......................................       404,375
Other assets ....................................................        15,216
                                                                   ------------

                                                                   $ 14,552,889
                                                                   ============

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable ............................................  $     16,830
    Accrued liabilities .........................................       162,400
    Note payable (Note 4) .......................................     4,415,365
    Accrued interest payable (Note 4) ...........................        45,303
    Indebtedness to related party (Note 3) ......................     9,906,523
                                                                   ------------
                  Total liabilities .............................    14,546,421
                                                                   ------------

Minority interests in consolidated subsidiaries .................          --

Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding ........................          --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       16,036,625 shares issued and outstanding .................        16,037
    Additional paid-in capital ..................................       161,938
    Retained earnings ...........................................      (171,507)
                                                                   ------------
                  Total shareholders' equity ....................         6,468
                                                                   ------------

                                                                   $ 14,552,889
                                                                   ============

      See accompanying notes to condensed consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                     2005           2004            2005            2004
                                                ------------    ------------    ------------    ------------
Revenue:
    Sales ...................................   $    848,628    $  1,078,090    $    848,628    $  1,765,231
    Rental income ...........................         38,300           9,981          80,951          15,570
    Management fees .........................        256,490            --           256,490           6,866
                                                ------------    ------------    ------------    ------------
            Total revenue ...................      1,143,418       1,088,071       1,186,069       1,787,667
                                                ------------    ------------    ------------    ------------


Operating expenses:
    Cost of sales ...........................        848,613         828,714         848,613       1,446,270
    Selling, general and administrative .....        183,293          33,842         429,043          91,770
    Rent, related party (Note 3) ............           --               750            --             2,250
                                                ------------    ------------    ------------    ------------
            Total operating expenses ........      1,031,906         863,306       1,277,656       1,540,290
                                                ------------    ------------    ------------    ------------
            Income/(loss) from operations ...        111,512         224,765         (91,587)        247,377

Non-operating income:
    Interest income .........................           --               153            --               599
    Interest expense ........................        (58,921)           --          (101,968)          --
                                                ------------    ------------    ------------    ------------
            Income/(loss) before income taxes
               and minority interest ........         52,591         224,918        (193,555)        247,976

Income tax provision (Note 5) ...............           --           (18,752)           --           (18,752)
                                                ------------    ------------    ------------    ------------
            Income/(loss) before
               minority interest ............         52,591         206,166        (193,555)        229,224

Minority interest in income of
    consolidated subsidiaries ...............         (2,498)       (129,678)           --          (144,713)
                                                ------------    ------------    ------------    ------------

                  Net income/(loss) .........   $     50,093    $     76,488    $   (193,555)   $     84,511
                                                ============    ============    ============    ============

Basic and diluted income/(loss) per share ...   $       0.00    $       0.00    $      (0.01)   $       0.01
                                                ------------    ------------    ------------    ------------

Basic and diluted weighted average common
    shares outstanding ......................     16,036,625      16,036,625      16,036,625      16,036,625
                                                ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                               ----------------------------
                                                                   2005            2004
                                                               ------------    ------------
                      Net cash provided by (used in)
                         operating activities ..............   $     18,765    $     11,427
                                                               ------------    ------------

Cash flows from investing activities:
    Payments for deposits ..................................         (4,146)           --
    Restricted cash held in escrow .........................       (785,668)           --
    Payments for land and construction in progress .........    (10,799,218)       (505,654)
                                                               ------------    ------------
                      Net cash used in
                         investing activities ..............    (11,589,032)       (505,654)
                                                               ------------    ------------

Cash flows from financing activities:
    Proceeds from note payable (Note 4) ....................      4,415,365            --
    Proceeds from related party loans (Note 3) .............      7,651,641         505,654
    Payments on related party loans (Note 3) ...............     (1,024,129)           --
                                                               ------------    ------------
                      Net cash provided by
                         financing activities ..............     11,042,877         505,654
                                                               ------------    ------------

                         Net change in cash ................       (527,390)         11,427

Cash, beginning of period ..................................        527,390         160,177
                                                               ------------    ------------

Cash, end of period ........................................   $       --      $    171,604
                                                               ============    ============

Supplemental disclosure of cash flow information:
    Income taxes ...........................................   $       --      $       --
                                                               ============    ============
    Interest ...............................................   $       --      $       --
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

The accompanying condensed consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries:

     Name of Subsidiary                                          Ownership
     ------------------                                          ---------
     CCI Southest, LLC ("CCISE")                                  100.00%
     AARD-Belle Creek, LLC (Belle Creek")                         100.00%
     CCI Corona, LLC ("CCI Corona")                               100.00%
     Eagle Palm I, LLC ("Eagle")                                  100.00%
     AARD-Greeley-Lot 3, LLC ("Greeley")                          100.00%
     Riverdale Carwash Lot 3A, LLC ("Riverdale")                  100.00%
     Cross Country Properties II, LLC ("CCPII")                    80.00%
     AARD-Stonegate, LLC ("Stonegate")                             51.00%
     AARD-Charmar-Olive Branch, LLC ("Olive Branch")               51.00%
     AARD-Cypress Sound, LLC ("Cypress Sound")                     51.00%
     AARD-TSD-CSK Firestone, LLC ("Firestone")                     51.00%
     South Glen Eagles Drive, LLC("West Valley")                   51.00%
     119th and Ridgeview, LLC ("Ridgeview")                        51.00%
     53rd and Baseline, LLC ("Baseline")                           51.00%
     Hwy 278 and Hwy 170, LLC ("Bluffton")                         51.00%
     State and 130th, LLC ("American Fork")                        51.00%
     L-S Corona Pointe, LLC ("L-S Corona")                         50.01%
     Cross Country Properties III, LLC ("CCPIII")                  50.00%


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

(2)  Real Estate Development Projects

Following is a schedule of the Company's real estate development projects as of September 30, 2005:

                                          Property                  Land held
                                            held       Construction     for
Name of Subsidiary                        for Sale     in Progress  Development
                                          ----------   ----------   ----------
L-S Corona .............................. $     --     $1,490,539   $1,656,341
Riverdale ...............................  2,125,656         --           --
Ridgeview ...............................       --        184,961    1,651,541
Cypress Sound ...........................       --         88,255    1,473,056
Stonegate ...............................       --      1,033,594      798,284
Olive Branch ............................       --        306,238      649,446
Belle Creek .............................       --           --           --
Bluffton ................................       --         57,276      499,373
American Fork ...........................       --         46,304      558,377
Firestone ...............................       --        144,852      453,330
Other projects in preliminary development       --        121,135
                                          ----------   ----------   ----------
                                          $2,125,656   $3,473,154   $7,739,748
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


The Company arranged a construction loan from GDBA and financing from Vectra Bank (see Note 4) to fund the construction of the restaurant. The GDBA construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, L-S Corona has received construction loan proceeds of $3,013,648 and has disbursed $3,004,737 for the development of the restaurant project. Accrued interest on the loan totaled $166,610 at September 30, 2005. The total balance incurred on the project of $3,146,880 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Riverdale

On October 1, 2004, the Company entered into an arrangement with S&O Development, LLC ("S&O"), an unaffiliated builder and developer of commercial property. The Company and S&O developed an express tunnel carwash located in Littleton, Colorado at a cost of $2,125,656. The parties formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC ("Riverdale"). At that time S&O owned 49.9% of the LLC and AARD owned 50.1% of the LLC.

The Company arranged a construction loan from GDBA to fund the construction of the carwash. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, Riverdale has received construction loan proceeds of $2,023,403 and has disbursed $2,023,403 for the development of the carwash project. Accrued interest on the loan totaled $133,892 at September 30, 2005. The total balance incurred on the project of $2,125,656 was originally capitalized as construction in progress. During the three months ended June 30, 2005, Riverdale completed construction of the carwash. As a result, the Company has reclassified the project from construction in progress to property held for sale in the accompanying consolidated financial statements.

On August 19, 2005 S&O assigned all of their ownership interest in Riverdale Carwash Lot3A, LLC to Across America Real Estate Corp. Upon execution of this agreement S&O received final payment for their ownership interest. Through this transaction, AARD became 100% owner of the LLC.

On August 23, 2005 Riverdale Carwash Lot3A, LLC entered into a loan agreement with Vectra Bank in the amount of $1,192,415. (see Note 4) Accrued interest on the loan totaled $7,537 as of September 30, 2005.

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

The Company arranged a construction loan from GDBA to fund the construction of the project. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, Ridgeview has received construction loan proceeds of $1,767,395 and has disbursed $1,767,395 for the development of the project. Accrued interest on the loan totaled $60,847 at September 30, 2005. The total balance incurred on the project of $1,836,502 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

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

The Company arranged a construction loan from GDBA to fund the construction of the project. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, Cypress Sound has received construction loan proceeds of $1,472,956 and has disbursed $1,472,956 for the development of the project. Accrued interest on the loan totaled $77,998 at September 30, 2005. The total balance incurred on the project of $1,561,311 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Stonegate

On May 20, 2005, the Company (through its wholly-owned subsidiary, AARD-Stonegate, LLC) entered into an agreement with Castle Brae Development LLC ("Castle"), an unaffiliated builder and developer of commercial property. Under the agreement, Castle will develop a car wash facility located in Parker, Colorado.

In August 2005, the Company amended the Operating Agreement of AARD-Stonegate, LLC., giving Castle 49% membership interest in the LLC, retaining 51% membership interest for the Company. Under the terms of the amended agreement, the Company will receive the first $150,000; Castle will receive the next $150,000 of profit; then the entities will divide the remainder based on a 50/50 profit split.

The Company arranged a construction loan from GDBA and financing from Vectra Bank (see Note 4) to fund the construction of a car wash. The GDBA construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, Stonegate has received construction loan proceeds of $1,811,033 and has and disbursed $1,811,033 for the development of the project. Accrued interest on the loans totaled $33,009 at September 30, 2005. The total balance incurred on the project of $1,831,878 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

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

The Company arranged a construction loan from GDBA and financing from Vectra Bank (see Note 4) to fund the construction of the restaurant. The GDBA construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, Olive Branch has received construction loan proceeds of $981,516 and has disbursed $898,254 for the development of the restaurant. Accrued interest on the loans totaled $59,146 at September 30, 2005. The total balance incurred on the project of $955,684 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Belle Creek

On February 8, 2005, the Company (through its wholly-owned subsidiary, Belle Creek) entered into an arrangement with Mercury Car Wash, Inc. ("Mercury"), an affiliated builder and developer of automated car washes at the time of the purchase of the property. The property is located in Commerce City, Colorado. The Company intended to develop a tunnel car wash but construction was never begun. On September 14, 2005 GDBA Investments sold its equity interest in Mercury Car Wash Inc. On September 15, 2005 the Company sold the property to Mercury Car Wash Inc. as a non-related party and recognized $848,628 in revenue and $848,613 in cost of sales.

Bluffton

On June 14, 2005, the Company (through its subsidiary, Hwy 278 & Hwy 170, LLC, "Bluffton") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey automotive stores. The Company intends to develop a Grease Monkey located in Bluffton, South Carolina. All profits will be allocated to the Company from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled.

The Company arranged a construction loan from GDBA to fund the construction of an automotive store. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, Bluffton has received construction loan proceeds of $550,600 and has disbursed $550,600 for the development of the automotive store. Accrued interest on the loan totaled $5,315 at September 30, 2005. The total balance incurred on the project of $556,649 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

                        ACROSS AMERICA REAL ESTATE CORP.
             (formerly Across America Real Estate Development Corp.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

American Fork

On June 14, 2005, the Company (through its subsidiary, State & 130th, LLC, "American Fork") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey automotive stores. The Company intends to develop a Grease Monkey located in American Fork, Utah. All profits will be allocated to the Company from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled.

The Company arranged a construction loan from GDBA to fund the construction of the automotive store. The construction loan carries the same terms as the Agreement to Fund (see Note 3). As of September 30, 2005, American Fork has received construction loan proceeds of $587,556 and has disbursed $587,556 for the development of the automotive store. Accrued interest on the loan totaled $6,214 at September 30, 2005. The total balance incurred on the project of $604,681 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

Firestone

On March 9, 2005, the Company (through its subsidiary, AARD-TSD-CSK Firestone, LLC, "Firestone") entered into an arrangement with Trail Star Development, LLC. ("Trail Star"), an unaffiliated builder and developer of Checker Auto Parts automotive stores. The Company intends to develop a Checker Auto Parts located in Firestone, Colorado. Trail Star owns 49% of the LLC and AARD owns 51% of the LLC. The parties will allocate the profits from the proceeds of the sale of the project evenly, after all development and construction costs and interest and fee expenses are paid and settled.

The Company arranged a construction loan from GDBA and financing from Vectra Bank (see Note 4) to fund the construction of a Checker Auto Parts store. The GDBA construction loan carries the same terms as the Agreement to Fund (see Note
3). As of September 30, 2005, the Firestone LLC has received construction loan proceeds of $582,777 and has disbursed $582,777 for the development of the automotive store. Accrued interest on the loans totaled $14,148 at September 30, 2005. The total balance incurred on the project of $598,182 has been capitalized as construction in progress in the accompanying condensed consolidated financial statements.

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

Agreement to Fund

On November 26, 2004, AARD and GDBA entered into a three-year "Agreement to Fund" the Company's real estate projects. Under the agreement, the Company could borrow up to $7,000,000 for its real estate projects. On June 2, 2005, the parties amended the agreement to allow AARD to borrow up to $10 million. Each loan is secured only by the properties against which the loans are made. The Company has not provided any loan guarantees. The interest rate on the loans and other terms are negotiated with each loan transaction based on the then current market rates. GDBA has also agreed, if necessary, to assist the Company with obtaining additional capital over and above the $10,000,000, up to an additional maximum amount of $18,000,000 from an institutional lender of construction financing by co-signing on the Company's behalf. This additional amount would be available for the three years of the agreement and after depletion of the original $10,000,000 under the Agreement to Fund. As of September 30, 2005, the Company owed GDBA a total of $9,362,058 for the following projects:

                                   Outstanding                                 Outstanding
                                     Debt at                                      Debt at
                                  December 31,                                  September 30,
Project                               2004        Proceeds       Repayments        2005
                                   -----------   -----------    -----------    -----------
L-S Corona .....................   $ 1,693,841   $   925,033    $(1,215,042)   $ 1,403,832
Riverdale ......................     1,305,451       717,951     (1,192,415)       830,987
Ridgeview ......................          --       1,767,395           --        1,767,395
Cypress Sound ..................          --       1,472,956           --        1,472,956
Stonegate ......................          --       1,173,669       (259,850)       913,819
Olive Branch ...................          --         981,516       (470,444)       511,072
Bluffton .......................          --         550,600           --          550,600
American Fork ..................          --         587,556           --          587,556
Firestone ......................          --         582,777       (245,476)       337,301
Funds to support future projects       165,000       821,540           --          986,540
                                   -----------   -----------    -----------    -----------
                                   $ 3,164,292   $ 9,580,993    $(3,383,227)   $ 9,362,058
                                   ===========   ===========    ===========    ===========

Accrued interest payable on the debt totaled $539,715 at September 30, 2005.


Designated Cash

As of September 30, 2005, the Company held $785,668 in cash designated for the acquisition and development of current and future real estate development projects.

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

As of September 30, 2005 the Company's subsidiaries have received proceeds of $3,222,950 through this credit facility. Accrued interest on the loans totaled $37,766. When the senior debit facility was utilized for each project, GDBA was reimbursed total funds that had been advanced in excess of the 25% equity requirement in accordance with Agreement To Fund (see Note 3). Through September 30, 2005 GDBA has been reimbursed $2,190,812 for such advances.

On August 23, 2005 the Company received a 1,192,415 financing commitment under a loan agreement from Vectra Bank for the Company's Riverdale project. The note was issued with an 18 month term maturing February 23, 2007. As of September 30, 2005 the accrued interest on the loan totaled $7,537. The funds received were used to pay down the GDBA loan.

                            Outstanding       Outstanding       Outstanding
                             Proceeds           Interest           Debt at
                            September 30,     September 30,     September 30,
       Project                  2005             2005               2005
                            ----------        ----------        ----------
L-S Corona ..............   $1,609,816        $   27,835        $1,637,651
Stonegate ...............      897,214             1,532           898,746
Olive Branch ............      470,444             8,230           478,674
Firestone ...............      245,476               169           245,645
                            ----------        ----------        ----------
                            $3,222,950        $   37,766        $3,260,716
                            ----------        ----------        ----------
Riverdale ...............    1,192,415             7,537         1,199,952
                            ----------        ----------        ----------
                            $4,415,365        $   45,303        $4,460,668
                            ==========        ==========        ==========

(5)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                            Nine Months
                                                               Ended
                                                            September 30,
                                                                2005
                                                            ------------
     U.S. Federal statutory graduated rate...............        29.93%
     State income tax rate,
       net of federal benefit............................         3.24%
     Net operating loss for which no tax
       benefit is currently available....................       -33.17%
                                                            ------------
                                                                  0.00%
                                                            ============


At September 30, 2005, deferred tax assets consisted of a net tax asset of $64,203, due to operating loss carryforwards of $193,555 which was fully allowed for, in the valuation allowance of $64,203. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the nine months ended September 30, 2005 totaled $64,203. The current tax benefit also totaled $64,203 for the nine months ended September 30, 2005. The net operating loss carryforward expires through the year 2025.

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


(6)  Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The loss that would have resulted from that risk totaled $451,224 at September 30, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Results of Operations

     We had a total of $1,143,418 in revenues for the three months ended September 30, 2005, compared to $1,088,071 revenues for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we had total revenues of $1,186,069. We had $1,787,667 for the nine months ended September 30, 2004. The principal sources of our revenues in the period ended September 30, 2005 was the sale of a real estate project and the collection of management fees related to our real estate projects.

     Specifically, in July, 2005, our wholly-owned subsidiary, AARD-Belle Creek LLC, sold its interest in 1.09 acres to Mercury Carwash, Inc. for a sale price of $848,628. Mercury Carwash, Inc. also returned $220,602 to us in earnest money deposits and accrued interest on seven other car wash sites.

     Our total operating expenses for the three months ended September 30, 2005 were $1,031,906. Our total operating expenses for the three months ended September 30, 2004 were $$863,306. For the nine months ended September 30, 2005, we had total operating expenses of $1,277,656. We had $1,540,290 in total operating expenses for the nine months ended September 30, 2004. The major components of operating expenses are cost of sales, salaries, payroll taxes and professional fees. Operating expenses include all direct costs incurred in our operations. The difference between our gross revenues and total operating expenses is our income (loss) before income taxes.

     We had net income of $50,093 for the three months ended September 30, 2005, compared to net income of $76,488 for the three months ended September 30, 2004. Overall, we had a net loss for the nine months ended September 30, 2005 of $193,555. We had net income of $84,511 for the nine months ended September 30, 2004.

     We generated revenues from the sale of our real estate development projects during this past fiscal quarter. This is the first revenue from sales of projects during this fiscal year. During this fiscal year, we have also generated revenues from rental income and management fees. However, the revenue from rental income and management fees do not yet cover our overhead expenses. In order to be profitable for the foreseeable future, we must generate revenue from the sales of real estate projects.

     As of the date of this filing, we have thirteen real estate projects in various stages of development. We plan to close some of these projects before the end of our fiscal year. If we can close enough projects before the end of our fiscal year, we will be profitable. It is too early to know whether or not we will be profitable this fiscal year.

     We continue to actively seek additional projects but cannot guarantee that these activities may result in additional revenues.

Liquidity and Capital Resources

     Cash at September 30, 2005 was $ -0- compared to cash at September 30, 2004 of $171,604. We customarily keep approximately $150,000 in cash on hand. However, the lack of cash at September 30, 2005 represented a timing issue.

     Our net cash provided by operating activities was $18,765 for the nine months ended September 30, 2005. Our net cash provided by operating activities was $11,427 for the nine months ended September 30, 2004.

     Our net cash used in investing activities was $11,589,032 for the nine months ended September 30, 2005. We used $505,654 for the nine months ended September 30, 2005. The cash used for investing activities was related entirely to investments in our ongoing real estate projects.

     Our net cash provided by financing activities was $11,042,877 for the nine months ended September 30, 2005. Our net cash provided by financing activities $505,654 for the nine months ended September 30, 2004. The principal amount of financing was used to fund our real estate projects under our loan agreement with GDBA, our largest shareholder. In addition, we also used bank funding under our line of credit and loan.

     We were profitable for our most recent fiscal quarter but not for our fiscal year to date. The difference between profit and loss for us is in our ability to develop and sell real estate projects. If we succeed in this effort and generate sufficient revenues, we can become profitable. We cannot guarantee that we will continue to be profitable

     Nevertheless, we continue to attempt to operate with minimal overhead. Our primary activity continues to be to develop a revenue stream through various real estate projects.

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

         The results of the Shareholders Meeting are as follows:

o Alexander V. Lagerborg, Charles J. Berling, Eric Balzer, and Daniel J. Wilhelm were elected to the Board of Directors, each to hold office until the 2006 annual meeting and until his successor is elected and qualified.

o Vote was passed to change corporate name from Across America Real Estate Development to Across America Real Estate Corp. Despite the name change, the trading symbol, AARD.OB, will remain the same.

o Order was ratified for Cordovano & Honeck, LLP, CPA's as auditors for fiscal year ending December 31st, 2005

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

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------
         We filed the following Forms 8-K during the fiscal quarter: July 13, 2005, relating to the appointment of our new Chief Financial Officer; July 28, 2005, relating to the results of our Annual Meeting; and September 23, 2005, with an amended filing on September 27th, relating to our sale of a property.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACROSS AMERICA REAL ESTATE CORP.



Dated: November 14, 2005             By: /s/  Alexander V. Lagerborg
      ------------------                   ---------------------------
                                            Alexander V. Lagerborg
                                            President, Chief Executive Officer,
                                            and Director


Dated: November 14, 2005             By:  /s/  James W. Creamer, III
       -----------------                   ---------------------------
                                             James W. Creamer, III
                                             Vice President,
                                             Treasurer, Chief Financial Officer