Form 10KSB
period 2005-12-31
ACROSS AMERICA REAL ESTATE CORP
filed 2006-03-31
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2005

                           Commission File No. 0-50764
                                               -------


                        Across America Real Estate Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                 Colorado                              20-0003432
        ----------------------------           --------------------------
        (State or other jurisdiction           (IRS Employer File Number)
            of incorporation)


           1660 17th Street, Suite 450
                  Denver, Colorado                               80202
        ---------------------------------------                ----------
        (Address of principal executive offices)               (zip code)


                                 (303) 893-1003
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities to be Registered Pursuant to Section 12(b) of the Act: None


        Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.0.001 per share par value
        -----------------------------------------------------------------

     Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

Registrant's revenues for its most recent fiscal year were $7,951,962. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 23, 2006 was approximately $9,392,250. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 23, 2006, was 16,036,625.



                                   FORM 10-KSB
                        Across America Real Estate Corp.

                                      INDEX
                                                                         Page
                                                                         ----

PART I

     Item 1. Description of Business ...................................    3

     Item 2. Description of Property ...................................   12

     Item 3. Legal Proceedings .........................................   12

     Item 4. Submission of Matters to a Vote of Security Holders .......   12

PART II

     Item 5. Market for Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities .................   12

     Item 6. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   14

     Item 7. Financial Statements ......................................  F-1

     Item 8. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures ......................   18

          Item 8A. Controls and Procedures .............................   18

          Item 8B. Other Information ...................................   18

PART III

     Item 9. Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act .......................................................   18

     Item 10. Executive Compensation ...................................   19

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management ...............................................   20

     Item 12. Certain Relationships and Related Transactions ...........   25

     Item 13. Exhibits and Reports on Form 8-K .........................   22

     Item 14. Principal Accountant Fees and Services ...................   24

Financial Statements pages .............................................   F-1 -
                                                                           F-15

Signatures .............................................................   24

References in this document to "us," "we," or "Company" refer to Across America Real Estate Corp.

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


WHILE WE HAVE GENERATED A MODEST PROFIT IN OUR LAST TWO FISCAL YEARS, THERE IS NO GUARANTEE THAT WE WILL CONTINUE TO BE PROFITABLE.

Our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. Although we have had a modest profit for the past two fiscal years, we cannot say whether we will be able to achieve sustained profitability. We have only completed several transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.


WE WILL NEED ADDITIONAL FINANCING IN THE FUTURE BUT CANNOT GUARANTEE THAT IT WILL BE AVAILABLE TO US.

In order to expand our business, we will continue to need additional capital. To date, we have been successful in obtaining capital, but we cannot guarantee that additional capital will be available at all or under sufficient terms and conditions for us to utilize it. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations.

WE WILL NEED ADDITIONAL FINANCING IN THE FUTURE BUT CANNOT GUARANTEE THAT IT WILL BE AVAILABLE TO US.

In order to expand our business, we will continue to need additional capital. To date, we have been successful in obtaining capital, but we cannot guarantee that additional capital will be available at all or under sufficient terms and conditions for us to utilize it. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations. We expect that we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the investors' investment.


AS A COMPANY WITH LIMITED OPERATING HISTORY, WE ARE INHERENTLY A RISKY INVESTMENT. OUR OPERATIONS ARE SUBJECT TO OUR ABILITY TO FINANCE REAL ESTATE PROJECTS.

Because we are a company with a limited history, our operations, which consist of real estate financing of build-to-suite projects for specific national retailers, must be considered an extremely risky business, subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.


WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENT WITH OUR LARGEST SHAREHOLDER

We are currently dependant on our relationship with GDBA Investments, LLLP, ("GDBA"), our largest shareholder, through its Agreement to Fund. We would be unable to fund any projects if we lose our current funding commitment from GDBA (see Note 3 in Notes to Consolidated Financial Statements). In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.


WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT

We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.


THE MANNER IN WHICH WE FINANCE OUR PROJECTS CREATES THE POSSIBILITY OF A CONFLICT OF INTEREST.

We fund our projects with construction financing obtained through the efforts of our management and largest shareholder, GDBA. This arrangement could create a conflict of interest with respect to such financings. However, there may be an inherent conflict of interest in the arrangement until such time as we might seek such financings on a competitive basis.


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


OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.

There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board. However, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

*    the loss of one or more key customers; and

*    departures of key personnel.

Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. The factors which we have discussed in this document may have a significant impact on the market price of our common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.


BUYING A LOW-PRICED PENNY STOCK SUCH AS OURS IS RISKY AND SPECULATIVE.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to sell any of our shares you may own in the public markets.


WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

                                     General
                                     -------


We have ongoing revenue-producing operations and were currently profitable as of our two most recent fiscal year ends. We act as a co-developer, principally as a financier, for built-to-suit real estate development projects for retailers who sign long-term leases for use of the property. We plan to create each project such that it will generate income from the placement of the construction loan, current income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates and management of ours will develop the construction and permanent financing for our benefit.

All of our operations are located in the United States. We plan to use our status as a public company to expand our operations. However, there can be no assurance that this objective will be achieved.

                                  Organization
                                  ------------

As of March 23, 2006 we are comprised of one corporation with twenty subsidiaries. These subsidiaries and Across America Real Estate's percentage of ownership are as follows:

        Name of Subsidiary                              Ownership
        ----------------------------------------------  ---------
        CCI Southeast, LLC ("CCISE")                    100.00%
        AARD-Belle Creek, LLC (Belle Creek")            100.00%
        CCI Corona, LLC ("CCI Corona")                  100.00%
        Eagle Palm I, LLC ("Eagle")                     100.00%
        AARD-Greeley-Lot 3, LLC ("Greeley")             100.00%
        Riverdale Carwash Lot 3A, LLC ("Riverdale")     100.00%
        Cross Country Properties II, LLC ("CCPII")       80.00%
        AARD-Stonegate, LLC ("Stonegate")                51.00%
        AARD-Charmar-Olive Branch, LLC ("Olive Branch")  51.00%
        AARD-Cypress Sound, LLC ("Cypress Sound")        51.00%
        AARD-TSD-CSK Firestone, LLC ("Firestone")        51.00%
        South Glen Eagles Drive, LLC("West Valley")      51.00%
        119th and Ridgeview, LLC ("Ridgeview")           51.00%
        53rd and Baseline, LLC ("Baseline")              51.00%
        Hwy 278 and Hwy 170, LLC ("Bluffton")            51.00%
        State and 130th, LLC ("American Fork")           51.00%
        L-S Corona Pointe, LLC ("L-S Corona")            50.01%
        Cross Country Properties III, LLC ("CCPIII")     50.00%
        Across America Real Estate Exchange, Inc.       100.00%
        Across America Financial Services, Inc.         100.00%

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


(c) OPERATIONS

We act as a co-developer, including as a financier, to develop built-to-suit real estate projects for specific retailers and other tenants who sign long-term leases for use of the property. Our primary source of revenue is from profits we receive upon the sale of our projects upon completion; however we also receive revenue from preferred dividends on our invested capital in projects, management fees we charge to our projects and rental income from our completed projects before their disposition. In addition we may share in certain revenues directly related to our projects with our development partners such as development fees and leasing and sales commissions.

Our activities include raw land acquisition and facility construction. In such a situation, we provide construction and property management expertise in exchange for an equity interest in the property. We also develop projects with construction and permanent financing to be obtained through the efforts of our management and affiliates. To date, we have hired third party contractors to work on our projects but plan eventually to use our own staff as well.

In 2005 we expanded our activity to ten states throughout the United States. We intend to continue our efforts to expand our presence throughout the United States through our focus of build-to-suit construction projects for national and regional retailers.

FUNDING:

On November 26, 2004 we entered into a three-year "Agreement to Fund" our real estate projects with GDBA Investments, LLLP ("GDBA"), our largest shareholder. Under the agreement, we may borrow up to $7,000,000 for our real estate projects. On June 2, 2005, the parties amended the agreement to permit us to borrow up to $10,000,000. Each loan is secured only by the properties against which the loans are made and by AARD with a corporate guarantee to the lender. The adjustable interest rate resets quarterly at a rate equal to the 10 year Treasury note plus 6.50%. We repay principal and interest when each project is completed and sold.

On April 25, 2005, we received a $10,000,000 financing commitment under a Credit Agreement from Vectra Bank of Colorado ("Vectra Bank"). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its owners.


PROJECTS:


L-S Corona Pointe

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"); an unaffiliated third party for the purpose of developing a restaurant property in Corona, California to be occupied by Lone Star Steakhouse franchise, who signed a fifteen year lease. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.99% of L-S Corona and we own 50.01%. The project was sold the on December 16, 2005 and profits were divided between the two LLC members.


Riverdale

On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property to develop an express tunnel carwash located in Littleton, Colorado. The parties formed a limited liability company for the development of the identified property. The name of the limited liability company is Riverdale Carwash Lot3A, LLC. S&O Development originally owned 49.9% of Riverdale Carwash Lot3A, LLC and we originally owned 50.1%. The parties agreed to split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The project was completed on April 23, 2005.

On August 19, 2005, we purchased S&O Development's ownership in Riverdale Carwash Lot 3A, LLC for $53,641, giving us 100% ownership of the Riverdale project.

On April 23, 2005, Riverdale leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed.


Cypress Sound

On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper ("Harper"), an unaffiliated builder and developer of commercial property. We and Mr. Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC ("Cypress Sound"). Harper owns 49% of Cypress Sound and we own 51%. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

Stonegate

On May 20, 2005, we (through our wholly-owned subsidiary, AARD- Stonegate, LLC) entered into an agreement with Castle Brae Development LLC ("Castle"), an unaffiliated builder and developer of commercial property. Under the agreement, Castle developed a car wash facility located in Parker, Colorado. The company secured a fifteen-year lease from Aquatique Industries, Inc. to operate a Kwik Car Wash operation in the facility. GDBA owned 60% of Aquatique Industries.

In August 2005, we amended the Operating Agreement of AARD-Stonegate, LLC., giving Castle 49% membership interest in AARD-Stonegate, LLC , retaining 51% membership interest for ourselves. Under the terms of the amended agreement, profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Olive Branch

On March 7, 2005, we entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated builder and developer of commercial property, for the purpose of developing a restaurant property in Olive Branch, Mississippi to be occupied by an International House of Pancakes ("IHOP") franchise who signed a fifteen-year lease. The name of the limited liability company is AARD-Charmar-Olive Branch, LLC ("Olive Branch"). Charmar owns 49% of Olive Branch and we own 51%. The parties agreed to allocate the profits from the proceeds of the sale of the project evenly, after all development and construction costs and interest and fee expenses are paid and settled. The project was sold the on December 2, 2005 and profits were divided between the two LLC members.


Belle Creek

On February 8, 2005, we (through our wholly-owned subsidiary, AARD - Belle Creek, LLC) entered into an arrangement with Mercury Car Wash, Inc. ("Mercury"), an affiliated builder and developer of automated car washes, and purchased property for the development of a tunnel car wash. The property is located in Commerce City, Colorado, and while we intended to develop a tunnel car wash on the site, construction was never begun. On September 14, 2005 GDBA Investments sold its equity interest in Mercury Car Wash Inc. On September 15, 2005 we sold the property to Mercury Car Wash Inc. as a non-related party.


Ridgeview

On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of commercial property. The Company and ADG intend to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC ("Ridgeview"). ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Bluffton 278

On June 14, 2005, we (through our subsidiary, Hwy 278 & Hwy 170, LLC, ("Bluffton 278") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


American Fork

On June 14, 2005, we (through our subsidiary, State & 130th, LLC, "American Fork") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in American Fork, Utah. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Firestone

On March 9, 2005, we (through our subsidiary, AARD-TSD-CSK Firestone, LLC, "Firestone") entered into an arrangement with Trail Star Development, LLC. ("Trail Star"), an unaffiliated builder and developer of Checker Auto Parts automotive stores. We are currently developing a Checker Auto Parts located in Firestone, Colorado. Trail Star owns 49% of Firestone and we own 51%. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Laveen

On June 14, 2005, we (through our subsidiary, 53rd and Baseline, LLC, "Laveen") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Laveen, AZ. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

In all of our transactions with affiliates, we examine current market conditions and attempt to develop terms and conditions no less favorable than could be negotiated in an arms-length transaction.

We continue to assess the capital markets so that we can attempt to achieve the most efficient and effective capital structure available to us. This may include efforts to increase our senior and subordinated debt lines in addition to efforts to raise additional capital through a number of sources, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. At the present time, other than looking for additional financing for construction and permanent financing, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures.

On December 21, 2005 we announced that we have entered into letters of intent with two entities to provide financing for our continuing operations. One of the entities is GDBA, who would convert approximately $3,000,000 of current debt into Convertible Preferred Stock. As a result, under each letter of intent, each entity would hold a total investment of $10,000,000 in two instruments, consisting of Senior Subordinated Notes, for a total of $7,000,000, and Convertible Preferred Stock, for a total of $3,000,000. The entity, which is not GDBA, or its designees, would also be allowed to purchase an additional amount of Convertible Preferred Stock up to an additional $300,000. The letters of intent are not binding upon the parties and remain subject to the execution of mutually acceptable contracts. As of March 23, 2006, no such contracts have been executed on either instrument and each remain outstanding only as letters of intent.

In addition we may expand through acquisition. We may not only look at our present industry but we will reserve the right to investigate and, if warranted, could merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

(d) MARKETS

We are currently focused on the development of build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. We operate primarily in the sale-leaseback market whereby the retailer sign long term leases prior to development and our majority-owned subsidiary constructs the project with the intent of selling the property to third party investors upon project completion. During 2005 we had activities, ranging from the preliminary stage of the development process to completed projects in Arizona, California, Colorado, Florida, Georgia, Kansas, Mississippi, South Carolina, Tennessee and Utah. To date our projects have included Advanced Auto Parts, IHOP Restaurant, Lone Star Steakhouse & Saloon, Grease Monkey, Family Dollar Stores and Checker Auto Parts. We have generally acquired our projects through the relationships of our development partners. During 2005 our strategy on increasing our project pipeline centered on increasing the number of our development partners in addition to increasing the number of projects annually with our existing development partners.


(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.


(f) CUSTOMERS AND COMPETITION

Our operational activities are in the business of financing build-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. We believe that this is a potentially large market with no single company or groups of companies holding a dominant share. However, project development is related to being able to convince retailers and developers to use our services, as opposed to the services of others. We believe that there could potentially be a number of established competitors, many of whom could be larger and better capitalized than we are who have greater numbers of personnel, more resources and more extensive technical expertise. There can be no guarantee that we will be able to compete successfully in the future.


(g) BACKLOG

At December 31, 2005, we had no backlogs.


(h) EMPLOYEES

We have five full-time employees, four of which are executives. Our executives are: Mr. Alexander V. Lagerborg, our President; Charles J. Berling our Executive Vice President and Managing Director of Operations; and James W. Creamer III our Vice President, Treasurer and Chief Financial Officer and Joni Troska our Secretary and Controller.

Our President, Mr. Lagerborg receives a salary of $120,000 per annum, plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Mr. Lagerborg accrued variable compensation of $6,662 in 2005.

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

Mr. Berling, our Executive Vice President and Managing Director of Operations receives a salary of $110,000 per year, plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Mr. Berling accrued variable compensation of $5,716 in 2005.

Beginning July 2005 Mr. Creamer, our Chief Financial Officer receives a salary of $100,000 per year plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Mr. Creamer accrued variable compensation of $2,855 in 2005.

Ms. Troska, our Secretary and Controller receives a salary of $80,000 per year plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Ms. Troska accrued variable compensation of $1,904 in 2005.

We reimburse our executives for all necessary and customary business related expenses.

We pay our non-management Directors $2,000 for each Board meeting they attend and reimburse them for any out-of-pocket expenses incurred by them in connection with our business. These directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Members of management who also serve on the Board receive no additional compensation for attending Board meetings.


(i) PROPRIETARY INFORMATION

We own no proprietary information.


(j) GOVERNMENT REGULATION

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


(m) SUBSEQUENT EVENTS

Effective March 2, 2006, Mr. Charles J. Berling resigned from our Board of Directors. He remains our Executive Vice President and Managing Director of Operations. As a result of Mr. Berling's resignation, we have appointed Mr. G. Brent Backman to our Board of Directors. Mr. Backman is a principal of GDBA.

(n) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office 1660 17th Street, Suite 450, Denver, Colorado 80202. Our phone number at our headquarters is (303) 893-1003 and our website is www.aard.us.


ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are currently located at 1660 17th Street, Suite 450, Denver, Colorado 80202. We lease this office space from an unaffiliated third party.


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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(a) PRINCIPAL MARKET OR MARKETS


On June 29, 2005 our securities became listed and began trading on the NASD Bulletin Board under the symbol AARD.OB. Because we trade in the NASD Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.


The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2005 and 2004.


                                Closing Bid Price
                                ------------------
                 2005           High          Low
           --------------       ----          ---
           First Quarter       $2.95         $1.30
           Second Quarter      $2.95         $1.50
           Third Quarter       $3.00         $2.00
           Fourth Quarter      $2.50         $1.50


                                Closing Bid Price
                                -----------------
                 2004           High          Low
           --------------       ----          ---
           First Quarter       $0.50         $0.20
           Second Quarter      $0.55         $0.40
           Third Quarter       $2.53         $0.55
           Fourth Quarter      $3.00         $1.25

On March 23, 2006, the closing bid price of our common stock in the OTC Bulletin Board was $2.00 per share and our volume was 0 shares.


(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of the date hereof, a total of 16,036,625 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was ninety three.


(c) DIVIDENDS

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

                                     General
                                     -------

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

We were incorporated under the laws of the State of Colorado on April 22, 2003. We have operations and are currently profitable.

In 2003, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We raised a total of $34,325 in this offering.

Throughout the fiscal year ended December 31, 2005, we sold three projects. In the same period, we were involved in a total of sixteen project sites that were in various stages of the development process, ranging from purchased land to completed projects. As of March 23, 2006, we own twelve sites that are currently being developed or are preparing to be developed. We have three projects that are completed and are either for sale or under contract to sell. We currently have fourteen property sites under contract to purchase for future development. We continue to focus on the development of build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States, and we continue our efforts to expand our footprint further throughout the country, in addition to increasing our exposure to retail developers and national retailers.

We intend to continue expanding our project pipeline by increasing the number of our development partners as well as adding the number of projects annually with our existing development partners. In 2006 we plan to also implement an expansion program to grow our presence across the United States with regional sales offices in strategic locations throughout the country. We believe that by adding additional sales people in various regions that we can further extend our reach to regional developers and national retailers. In 2006 we also intend to increase our marketing efforts directly to national retailers. We believe that we can add financial efficiencies to the development of small-box built-to-suit retail projects that could ultimately lower the cost of growth for retailers. We believe that these increased marketing efforts could result in increased revenue growth for 2006, as well as longer term.


                              Results of Operations
                              ---------------------

The following discussion involves our results of operations for the fiscal years ending December 31, 2005 and December 31, 2004. Our revenues for the twelve months ended December 31, 2005 were $7,951,962 compared to revenues of $1,787,922 for the twelve months ended December 31, 2004, which represents a year over year increase of approximately 345%.

While we sold three projects in 2005 compared to two projects in 2004, much of the increase in revenues was attributable to an increase in the size of the projects that were sold. We continue to focus on projects that will yield revenues in a range of $1,000,000 to $4,000,000. We would expect this will be the range we continue to focus on going forward.

We also generate revenues from rental income of properties that are completed and have not yet been sold, in addition to management fees we charge to the project at the time of the land acquisition. We increased both of these areas substantially in 2005 compared to 2004 simply because of our increased activity, and we expect this trend to continue. However, the revenues derived from rental income and management fees are not a material part of our overall revenues.

Gross margins on our projects sold decreased in 2005 to 10% compared to 18.1% in 2004. This decrease was largely due to our early sale of our Belle Creek project at our cost as well as higher than expected costs on our L-S Corona project, some of which was caused by weather delays in California in early 2005. While we acknowledge these risks exist in our business model, we expect this trend to reverse itself in the upcoming year. We continue to target gross margins similar to those that we achieved in 2004.

Selling, general and administrative costs during 2005 increased approximately 281% compared to 2004. This increase was attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward.

We had net income of $77,666 for the twelve months ended December 31, 2005 compared to net income of $25,686 for the twelve months ended December 31, 2004, which represents a year over year increase of approximately 202%. This increase was despite substantial increases in our interest expense and provision for income tax. Our net income for 2005 also included an executive variable compensation expense of $19,035, which we did not pay in 2004.

Our balance sheet on December 31, 2005 compared to December 31, 2004 reflects the increase in project activity year over year. Both assets and liabilities increased substantially and proportionally with our additional investments in projects and our required borrowing activity to finance them. Our shareholders' equity increased from $181,613 for December 31, 2004 to $254,776 for December 31, 2005, most of which was realized from our net income for the year credited to retained earnings.

Liquidity and Capital Resources

Our cash balance on December 31, 2005 was $439,314, which included $180,496 in operating capital and $258,818 of restricted capital that was designated for specific projects and could not be used for our operations. We generate operating cash from our profits on the sale of properties. We continue to be dependant on our ability to sell our projects on a timely basis in order to generate capital for our operations.

We currently have an agreement with GDBA to allow us to use up to $200,000 of our existing agreement to fund as an operating line of credit. On December 31, 2005, our balance on this line was zero, leaving the full $200,000 available to us.

Net cash used in operating activities and in investing activities and net cash provided by financing activities each grew proportionally for the year ended December 31, 2005 due to our increased project activities. We anticipate this trend to continue as we increase our projects going forward.


Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. We are currently assessing our valuation options allowed in this standard. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. And while we do not currently have an employee stock option plan, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel without such a program. Accordingly, even though we have not quantified the dollar amount of this standard at this time, the result would have a negative impact on our earnings starting with the accounting period beginning January 1, 2006 should we pursue any form of stock option plan. We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.


Seasonality

Our revenues are not impacted by seasonal demands for our products or services.


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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                        ACROSS AMERICA REAL ESTATE CORP.

                                                                        Page
                                                                        ----

   Report of Independent Registered Public Accounting Firm ...........   F-2

   Consolidated Balance Sheet at December 31, 2005 ...................   F-3

   Consolidated Statements of Operations for the years ended
       December 31, 2005 and 2004 ....................................   F-4

   Consolidated Statement of Changes in Shareholders' Equity
       for the years ended December 31, 2005 and 2004 ................   F-5

   Consolidated Statements of Cash Flows for the years ended
       December 31, 2005 and 2004 ....................................   F-6

   Notes to Consolidated Financial Statements ........................   F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders:
Across America Real Estate Corp.


We have audited the accompanying consolidated balance sheet of Across America Real Estate Corp. as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Corp. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Englewood, Colorado
March 22, 2006


Across America Real Estate Corp.
Consolidated Balance Sheet
at December 31, 2005


                                     Assets

Cash ......................................................................   $    180,496
Restricted Cash (Note 1) ..................................................        258,818
                                                                               ------------
Total cash ................................................................        439,314
Deposits held by an affiliate (Note 3) ....................................        490,160
Accounts receivable, net ..................................................        105,625
Property and equipment, net of accumulated depreciation (Note 4) ..........         29,189
Real estate held for sale (Note 2) ........................................      4,855,790
Construction in progress (Note 2) .........................................      1,167,815
Land held for development (Note 2) ........................................      4,994,418
Deferred tax asset (Note 6) ...............................................          8,097
Deposits ..................................................................         18,859
                                                                              ------------

                                                                              $ 12,109,267
                                                                              ============

                      Liabilities and Shareholders' Equity
Liabilities:
              Accounts payable ............................................   $      1,866
              Accrued liabilities .........................................        205,577
              Income tax liability (Note 6) ...............................         23,043
              Indebtedness to related party (Note 3) ......................      8,415,481
              Note payable (Note 10) ......................................      3,151,599
              Capital lease obligation (Note 13) ..........................         12,253
              Security deposit ............................................         10,000
              Deferred tax liability (Note 6) .............................         34,672
                                                                              ------------
                            Total liabilities .............................     11,854,491
                                                                              ------------

Lease commitments (Note 9) ................................................           --

Shareholders' equity (Note 5)
              Noncontrolling interest (Note 7) ............................         (4,503)
              Preferred stock, $.10 par value; 1,000,000 shares authorized,
                   -0- shares issued and outstanding ......................           --
              Common stock, $.001 par value; 50,000,000 shares authorized,
                   16,036,625 shares issued and outstanding ...............         16,037
              Additional paid-in capital ..................................        161,938
              Retained earnings ...........................................         81,304
                                                                              ------------
                            Total shareholders' equity ....................        254,776
                                                                              ------------
                                                                              $ 12,109,267
                                                                              ============


           See accompanying notes to consolidated financial statements


Across America Real Estate Corp.
Consolidated Statements of Operations
for the years ended December 31, 2005 and 2004
                                                                 Year Ended      Year Ended
                                                                December 31,    December 31,
                                                                    2005            2004
                                                                ------------    ------------
Revenue:
       Sales (Note 2) .......................................   $  7,420,628    $  1,765,231
       Rental income ........................................        220,844          15,570
       Management fees ......................................        310,490           7,121
                                                                ------------    ------------
                                Total revenue ...............      7,951,962       1,787,922

Operating expenses:
Operating expenses:
       Cost of sales (Note 2) ...............................      6,678,257       1,446,270
       Selling, general and administrative ..................        727,839         190,810
       Rent, related party (Note 3) .........................           --             3,000
                                                                ------------    ------------
                                Total operating expenses ....      7,406,096       1,640,080
                                                                ------------    ------------
                                Income from operations ......        545,866         147,842

Non-operating income:
       Interest income ......................................           --            20,545
       Interest expense .....................................       (130,250)           (895)
                                                                ------------    ------------
                                Income before income taxes
                                  and noncontrolling interest        415,616         167,492

Income tax provision (Note 6) ...............................        (49,988)           (576)
                                                                ------------    ------------
                                Income before
                                  noncontrolling interest ...        365,628         166,916

Noncontrolling interest in income of
       consolidated subsidiaries (Note 7)  ..................       (287,962)       (141,230)
                                                                ------------    ------------

                                               Net income ...   $     77,666    $     25,686
                                                                ============    ============

Basic and diluted income/(loss) per share ...................   $          0    $          0
                                                                ------------    ------------

Basic and diluted weighted average common
       shares outstanding ...................................     16,036,625      16,036,625
                                                                ============    ============

           See accompanying notes to consolidated financial statements


Across America Real Estate Corp.
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2005 and 2004


                                                    Preferred Stock        Common Stock
                                       Non-        -----------------  ----------------------   Additional
                                    controlling                Par                   Par        Paid-in    Retained
                                      Interest     Shares      Value    Shares       Value      Capital    Earnings         Total
                                    -----------    -------     -----  -----------   --------   ---------   ---------     ----------

Balance at December 31, 2003 ....   $   --           --       $  --    16,036,625   $ 16,037   $ 161,938   $ (22,048)    $  155,927

Net income, year
    ended December 31, 2004 .....       --           --          --       --           --          --         25,686         25,686
                                    -----------    -------     -----  -----------   --------   ---------   ---------     ----------

Balance at December 31, 2004 ....       --           --          --    16,036,625     16,037     161,938       3,638        181,613

Noncontrolling interest
    at December 31, 2005 ........     (4,503)        --          --       --           --          --            --          (4,503)

Net income, year
    ended December 31, 2005 .....       --           --          --       --           --          --         77,666         77,666
                                    -----------    -------    ------  -----------   --------   ---------   ---------     ----------

Balance at December 31, 2005 ....   $ (4,503)        --       $  --    16,036,625   $ 16,037   $ 161,938   $  81,304      $ 254,776
                                    ===========    =======    ======  ===========   ========   =========   =========     ==========

           See accompanying notes to consolidated financial statements


Across America Real Estate Corp.
Consolidated Statements of Cash Flows
for the years ended December 31, 2005 and 2004

                                                              Year Ended     Year Ended
                                                             December 31,   December 31,
                                                                 2005          2004
                                                             -----------    -----------
Cash flows from operating activities:
    Net income ...........................................   $    77,666    $    25,686
    Adjustments to reconcile net income to net cash
        used by operating activities:
             Depreciation ................................         2,418             87
        Changes in operating assets and operating liabilities:
             Construction in progress ....................     1,694,603     (2,862,418)
             Real estate held for sale ...................    (4,855,790)          --
             Land held for development ...................    (4,994,418)          --
             Accounts receivable .........................      (105,625)          --
             Accounts payable and accrued liabilities ....       236,916         16,780
             Indebtedness to related party ...............       585,591         17,491
                                                             -----------    -----------
                         Net cash used in
                             operating activities ........    (7,358,639)    (2,802,374)
                                                             -----------    -----------

Cash flows from investing activities:
    Payments for deposits ................................       (16,776)        (2,083)
    Payments for property and equipment ..................       (24,890)        (6,803)
    Issuance of notes receivable .........................      (420,160)      (110,000)
    Proceeds from repayment of notes receivable ..........          --           30,000
    Security deposit .....................................        10,000           --
                                                             -----------    -----------
                         Net cash used in
                            investing activities .........      (451,826)       (88,886)
                                                             -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loans (Note 3) ...........     8,506,471      4,628,600
    Repayment of related party loans (Note 3) ............    (3,947,934)    (1,370,127)
    Proceeds from note payable (Note 10) .................     6,733,086           --
    Repayment of note payable (Note 10) ..................    (3,569,234)          --
                                                             -----------    -----------
                         Net cash provided by
                            financing activities .........     7,722,389      3,258,473
                                                             -----------    -----------

                         Net change in cash ..............       (88,076)       367,213

Cash, beginning of period ................................       527,390        160,177
                                                             -----------    -----------

Cash, end of period ......................................   $   439,314    $   527,390
                                                             ===========    ===========

Supplemental  disclosure of cash flow information:
    Cash paid during the year for:
        Income taxes .....................................   $     1,100    $      --
                                                             ===========    ===========
        Interest .........................................   $   396,167    $    18,983
                                                             ===========    ===========

           See accompanying notes to consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements

(1) Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Across America Real Estate Corp. ("AARD" or the "Company") was incorporated under the laws of Colorado on April 22, 2003. The Company is a co-developer, principally as a financier, for built-to-suit real estate development projects for retailers who sign long-term leases for use of the property. Land acquisition and project construction operations are conducted through the Company's subsidiaries. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company..


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries:

                          Name of Subsidiary Ownership

        Name of Subsidiary                              Ownership
        ----------------------------------------------  ---------
        CCI Southeast, LLC ("CCISE")                    100.00%
        AARD-Belle Creek, LLC (Belle Creek")            100.00%
        CCI Corona, LLC ("CCI Corona")                  100.00%
        Eagle Palm I, LLC ("Eagle")                     100.00%
        AARD-Greeley-Lot 3, LLC ("Greeley")             100.00%
        Riverdale Carwash Lot 3A, LLC ("Riverdale")     100.00%
        Cross Country Properties II, LLC ("CCPII")       80.00%
        AARD-Stonegate, LLC ("Stonegate")                51.00%
        AARD-Charmar-Olive Branch, LLC ("Olive Branch")  51.00%
        AARD-Cypress Sound, LLC ("Cypress Sound")        51.00%
        AARD-TSD-CSK Firestone, LLC ("Firestone")        51.00%
        South Glen Eagles Drive, LLC("West Valley")      51.00%
        119th and Ridgeview, LLC ("Ridgeview")           51.00%
        53rd and Baseline, LLC ("Baseline")              51.00%
        Hwy 278 and Hwy 170, LLC ("Bluffton")            51.00%
        State and 130th, LLC ("American Fork")           51.00%
        L-S Corona Pointe, LLC ("L-S Corona")            50.01%
        Cross Country Properties III, LLC ("CCPIII")     50.00%
        Across America Real Estate Exchange, Inc.       100.00%
        Across America Financial Services, Inc.         100.00%


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

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements



Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2005. Cash that has been borrowed specifically for use in future projects is restricted. Restricted cash will be used for projects within the next 12 months.


Accounts Receivable

Accounts receivable consists of amounts due from the sale of real estate projects. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. As of December 31, 2005, management believes all receivables are collectible and no allowance for uncollectible accounts is necessary.


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


Construction in Progress and Land Held for Development

Land acquisition costs are capitalized as "Land Held for Development". Project costs that are associated with the development and construction of a real estate project are capitalized as a cost of that project and are included in the accompanying consolidated financial statements as "Construction in progress". Costs are allocated to individual projects by the specific identification method. Interest costs are capitalized while development is in progress. Once a project is sold, the capitalized costs are reclassified as "Cost of sales" to offset real estate sales in the Statement of Operations.


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

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements

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


Earnings per Common Share

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

At December 31, 2005, there was no variance between basic and diluted earnings per share as there were no potentially dilutive common shares outstanding.


Financial Instruments

At December 31, 2005, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.


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

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements


(2) Real Estate Development Projects


Projects Sold in 2005:

On February 8, 2005, we (through our wholly-owned subsidiary, AARD - Belle Creek, LLC) entered into an arrangement with Mercury Car Wash, Inc. ("Mercury"), an affiliated builder and developer of automated car washes, and purchased property for the development of a tunnel car wash. The property is located in Commerce City, Colorado, and while we intended to develop a tunnel car wash on the site, construction was never begun. On September 14, 2005 GDBA Investments sold its equity interest in Mercury Car Wash Inc. On September 15, 2005 we sold the property to Mercury Car Wash Inc. as a non-related party.

On March 7, 2005, we entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"), an unaffiliated builder and developer of commercial property, for the purpose of developing a restaurant property in Olive Branch, Mississippi to be occupied by an International House of Pancakes ("IHOP") franchise who signed a fifteen-year lease. The name of the limited liability company is AARD-Charmar-Olive Branch, LLC ("Olive Branch"). Charmar owns 49% of Olive Branch and we own 51% of the LLC. The parties agreed to allocate the profits from the proceeds of the sale of the project evenly, after all development and construction costs and interest and fee expenses are paid and settled. The project was sold the on December 2, 2005 and profits were divided between the two LLC members.

On November 10, 2004, we (through our wholly-owned subsidiary, CCI Corona) entered into an arrangement with Charmar Property Acquisitions, Inc. ("Charmar"); an unaffiliated third party for the purpose of developing a restaurant property in Corona, California to be occupied by Lone Star Steakhouse franchise, who signed a fifteen year lease. The name of the limited liability company is L-S Corona Pointe, LLC ("L-S Corona"). Charmar owns 49.99% of L-S Corona and we own 50.01% of the LLC. The project was sold on December 16, 2005 and profits were divided between the two LLC members.

Projects Currently in Development Process or For Sale as of December 31, 2005:


Riverdale

On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property, to develop an express tunnel carwash located in Littleton, Colorado. The parties formed a limited liability company for the development of the project. The name of the limited liability company was Riverdale Carwash Lot3A, LLC. S&O Development originally owned 49.9% of Riverdale Carwash Lot3A, LLC and we originally owned 50.1%. The parties agreed to split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The project was completed on April 23, 2005.

On August 19, 2005, we purchased S&O Development's ownership in Riverdale Carwash Lot 3A, LLC for $53,641, giving us 100% ownership of the Riverdale project.

On April 23, 2005, Riverdale leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed.


Cypress Sound

On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper ("Harper"), an unaffiliated builder and developer of commercial property. We and Mr. Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC ("Cypress Sound"). Harper owns 49% of Cypress Sound and we own 51%. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Stonegate

On May 20, 2005, we (through our wholly-owned subsidiary, AARD- Stonegate, LLC) entered into an agreement with Castle Brae Development LLC ("Castle"), an unaffiliated builder and developer of commercial property. Under the agreement, Castle developed a car wash facility located in Parker, Colorado.


In August 2005, we amended the Operating Agreement of AARD-Stonegate, LLC., giving Castle 49% membership interest in AARD-Stonegate, LLC , retaining 51% membership interest for ourselves. Under the terms of the amended agreement, profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

Ridgeview

On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of commercial property. The Company and ADG intend to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC ("Ridgeview"). ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Bluffton 278

On June 14, 2005, we (through our subsidiary, Hwy 278 & Hwy 170, LLC, ("Bluffton 278") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


American Fork

On June 14, 2005, we (through our subsidiary, State & 130th, LLC, "American Fork") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in American Fork, Utah. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Firestone

On March 9, 2005, we (through our subsidiary, AARD-TSD-CSK Firestone, LLC, "Firestone") entered into an arrangement with Trail Star Development, LLC. ("Trail Star"), an unaffiliated builder and developer of Checker Auto Parts automotive stores. We are currently developing a Checker Auto Parts located in Firestone, Colorado. Trail Star owns 49% of Firestone and we own 51%. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Laveen

On June 14, 2005, we (through our subsidiary, 53rd and Baseline, LLC, "Laveen") entered into an arrangement with Automotive Development Group, LLC. ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Laveen, AZ. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


(3) Related Party Transactions


Office Lease

The Company signed a noncancellable operating lease to rent office space from GDBA, its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2003. The Company exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750. As of December 31, 2005, the Company owed the shareholder $4,750 for unpaid lease payments. This balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements

Agreement to Fund

On November 26, 2004 we entered into a three-year "Agreement to Fund" our real estate projects with GDBA Investments, LLLP ("GDBA"), our largest shareholder. We are currently dependant on this relationship and would be unable to fund any projects if we lose our current funding commitment from GDBA. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.

We utilized capital from GDBA to fund our project growth through 2005. The amount we borrowed throughout the year fluctuated as we borrowed to fund new projects and repaid principal and interest on properties we sold. As of December 31, 2005 we owed GDBA $7,842,315 in principal and accrued interest of $573,166.

In 2005, we received $8,506,471 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $3,947,934 during this period to this shareholder. In 2004, we received $4,628,600 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $1,370,127 during this period to this shareholder.


Notes Receivable and Development Deposits

During the course of acquiring properties for development, Across America, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $490,160 in earnest money deposits outstanding at December 31, 2005. These deposits were held by affiliates and all were collateralized by promissory notes from our development partners.


(4) Property and Equipment

The Company's property and equipment consisted of the following at December 31, 2005:

       Equipment ..............................  $ 20,443
       Furniture and fixtures..................     5,938
       Computers and related equipment ........     5,313
                                                  -------
                                                   31,694
       Less accumulated depreciation ..........    (2,505)
                                                  -------
                                                 $ 29,189
                                                  =======

Depreciation expense totaled $2,418 and $87 for the years ended December 31, 2005 and December 31, 2004 respectively. Depreciation expense for the year ended December 31, 2005 includes $599 related to the depreciation of equipment under capital lease.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements

(5) Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.


Common Stock


As of December 31, 2005 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.





(6) Income Taxes


The provision for income taxes consists of the following:


                                                Years ended December 31,
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
      Current:
        Federal ..............................   $   11,538   $    463
        State ................................       11,874        113
                                                 ----------   ----------
                                                 $   23,412   $    576
                                                 ==========   ==========
      Deferred:
        Federal ..............................   $   26,576   $     -
        State ................................          -           -
                                                 ----------   ----------
      Total income tax provision .............   $   49,988   $    576
                                                 ==========   ==========

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:


                                                Years ended December 31,
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
        Tax at US federal statutory rates ....   $   11,538   $    463
        State income taxes, net of federal ...       11,874        113
        Change in beginning deferred balance .       26,576         -
                                                 ----------   ----------
      Total income tax expense .............     $   49,988   $    576
                                                 ==========   ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



        Deferred tax assets:
        Provision for income taxes  ..........   $    1,438
        Partnership income ...................        2,752
        Lease income .........................        3,907
                                                 ----------
                                                 $    8,097

       Deferred tax liability:
        Depreciation  ........................   $   34,672
                                                 ----------
      Total net deferred tax liability .......   $   26,575
                                                 ==========

As of December 31, 2005, no valuation allowance has been provided based on the Company's assessment of the future realizability of certain deferred tax assets.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements



(7) Noncontrolling Interests

Following is a summary of the noncontrolling interests in the equity of the Company's subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.


                              Real Estate Projects

                                                  Olive       Cypress                              American
                                   L-S Corona     Branch       Sound      Stonegate   Bluffton       Fork         Total
                                   ---------    ---------    ---------    ---------   ---------    ---------    ---------
Noncontrolling Interest Balance,
   January 1, 2005 .............   $    --      $    --      $    --      $    --     $    --      $    --      $    --
Earnings allocated to
   noncontrolling interest .....     147,814      135,645       (4,594)       9,845        (479)        (269)     287,962
Earnings disbursed/accrued for
   noncontrolling interest .....    (147,814)    (135,645)        --           --          --           --       (283,459)

                                   ---------    ---------    ---------    ---------   ---------    ---------    ---------
Noncontrolling Interest Balance,
   December 31, 2005 ...........   $    --      $    --      $  (4,594)   $   9,845   $    (479)   $    (269)   $   4,503
                                   =========    =========    =========    =========   =========    =========    =========



(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The loss that would have resulted from that risk totaled $196,411 at December 31, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.


(9) Operating Lease Commitments


Lessee

The Company entered into an office lease agreement on October 28, 2005, which commenced November 1, 2005 and expires December 31, 2006. The lease payment is $4,146 per month.

Combined future minimum lease payments under the leases are as follows:

            December 31,
            -----------------------
                     2006..........     $ 45,606
                                        ========

Lessor

The Company, as 100% owner of Riverdale Lot 3A, LLC, receives rental income from its property held for sale in the amount of $19,479 per month. The agreement commenced April 23, 2005 and expires April 22, 2020 or upon sale of the property. The Company, as 51% owner of AARD-Stonegate LLC, receives rental income from its held-for-sale property in the amount of $22,214 per month. The agreement commences December 31, 2005 and expires December 30, 2020 or upon sale of the property.

Future minimum rental incomes from property held for sale are as follows:

            December 31,
            ------------------------

            2006....................    $  500,314
            2007....................       500,314
            2008....................       500,314
            2009....................       500,314
            2010....................       500,314
                                        ----------
                                        $2,501,570
                                        ==========

There is no allowance made as of December 31, 2005 for uncollectible rent as the Company believes all rents to be collectible.

(10) Senior Credit Facility

On April 25, 2005, we received a $10,000,000 financing commitment under a Credit Agreement from Vectra Bank of Colorado ("Vectra Bank"). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its owners.

As of December 31, 2005, we had two outstanding notes under this facility; one for our Stonegate project with a maximum principal amount of $1,820,000 and a maturity date of March 6, 2007, and one for our Firestone project with a maximum principal amount of $1,010,000 and a maturity date of September 19, 2006. The interest rate on each note is a floating rate of 2.25% over the 30 day LIBOR index and the rate is reset monthly. As of December 31, 2005, Stonegate had an outstanding principal amount of $1,555,172 and total accrued interest of $15,039 and Firestone had an outstanding principal amount of $406,796 and total accrued interest of $12,191.

On August 23, 2005, Riverdale Carwash Lot3A, LLC entered into a loan agreement with Vectra Bank in the amount of $1,200,000. The note, which is not part of the $10,000,000 construction facility with Vectra Bank, is being amortized monthly over a twenty-year period and has an eighteen month maturity. The interest rate on the note is a floating rate of 2.25% over the 30 day LIBOR index and resets monthly. The note is due to mature on February 23, 2007 and as of December 31, 2005, this note had an outstanding principal balance of $1,189,631.

As of December 31, 2005 our total oustanding principal due to Vectra Bank and our annual schedule of repayment is as follows:

      December 31,
      -----------------

      2006.............       431,142
      2007.............     2,720,457
                            ----------
                            3,151,599
                            ==========


(11) Variable Compensation Plan

The variable compensation plan is designed to reward the senior management of AARD based upon the growth and profitability of the Company. The variable compensation pool is calculated by taking income after all expenses but before taxes. The income before taxes is then differentiated into two components; a base component and a growth component.

The base component is an amount equal to the income before taxes and variable compensation for the prior year. The growth component is calculated by subtracting the base component from the current year's income before taxes and variable compensation. The variable compensation pool is calculated by multiplying the base component by 8% and the growth component by 15% and adding the two figures together.


(12) Capitalized Interest and Interest Expense

For the year ended December 31, 2005 the Company has recognized $130,250 interest expense that is not related to capitalized projects and $815,975 capitalized interest expense that is included in either Construction in Progress or Property Held for Sale on the balance sheet December 31, 2005, with the exception of projects that were sold during the year, which would have included the capitalized interest amount in our Cost of Sales.


(13) Capital Lease Obligations

The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.

Future minimum lease payments under the lease are as follows:

       December 31,
       ------------------------------------------------
       2006 ...........................................        2,772
       2007 ...........................................        2,772
       2008 ...........................................        2,772
       2009 ...........................................        2,772
       2010 ...........................................        2,079
                                                            --------
                                                            $ 13,167
                             less imputed interest               914
                                                            --------
                                                            $ 12,253
                                                            ========

(14) Letters of Intent

On December 21, 2005 we announced that we have entered into letters of intent with two entities to provide financing for our continuing operations. One of the entities is GDBA, who would convert approximately $3,000,000 of current debt into Convertible Preferred Stock. As a result, under each letter of intent, each entity would hold a total investment of $10,000,000 in two instruments, consisting of Senior Subordinated Notes, for a total of $7,000,000, and Convertible Preferred Stock, for a total of $3,000,000. The entity which is not GDBA, or its designees, would also be allowed to purchase an additional amount of Convertible Preferred Stock up to an additional $300,000. The letters of intent are not binding upon the parties and remain subject to the execution of mutually acceptable contracts. As of March 23, 2006, no such contracts have been executed on either instrument and each remain outstanding only as letters of intent.


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


ITEM 8B. OTHER INFORMATION.

Nothing to report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Our Directors and Executive Officers, their ages and positions held with us as of March 23, 2005 are as follows:


NAME                          AGE      POSITION HELD
-------------------           ---      ----------------------------------

Alexander V. Lagerborg        59       President, Chief Executive Officer, and
                                       Director

Charles J. Berling            62       Executive Vice President and Managing
                                       Director of Operations

James W Creamer III           41       Vice President, Treasurer and Chief
                                       Financial Officer

Joni K. Troska                46       Secretary and Controller


G. Brent Backman              65       Director

Eric Balzer                   58       Director

Daniel J Wilhelm              61       Director

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

Mr. Lagerborg has been the President of Across America Real Estate Corp. since February 2004. He became a Director in April, 2004. He has been involved with the Company since its inception. From March 1999 through January 2004 Mr. Lagerborg served as President of Capital Strategies Network, an investor relations firm that provided investor relation counsel on a national basis to publicly traded companies. From 1997 until 1999 Mr. Lagerborg served as Director of Investor Relations for Recycling Industries a publicly traded national metal recycling company. Mr. Lagerborg also served as Executive Vice President and co-founder of Landmark Title Services Corporation a regional real estate title insurance company. Mr. Lagerborg received a Bachelor of Arts degree in economics from The Colorado College in 1969 and has done graduate work in business at the University of Southeast Missouri.

Mr. Berling has been Executive Vice President and Managing Director of Operations of Across America Real Estate Corp. since December, 2004. He has extensive experience in the real estate industry and related operational and development experience. He has served as the Director of Real Estate for All Terrain Property Funds since 2003. This is a private company which acquires distress real estate properties. He also has owned and managed Berling Equities LLC, a real estate development, consulting and Real Estate Services Company since 1992. Mr. Berling also serves as a member of the board of directors of Matrix Capital Bank and is a member of the Urban Land Institute and the University of Colorado Real Estate Council. He has been responsible for developing more than 17 million square feet and $2 Billion of commercial real estate in major markets throughout the United States, while holding executive positions with Homart Development Co., Glacier Park Co. and BetaWest Properties. Mr. Berling is a 1965 graduate of Princeton University.

Mr. Creamer has been Vice President, Treasurer and Chief Financial Officer since joining Across America Real Estate Corp. in July, 2005. He joined our Company from Vectra Bank Colorado, where he was a Vice President in Commerical Banking, focusing largely on commercial real estate lending. Prior to commercial banking Mr. Creamer was an Investment Banker for J.P. Turner & Co. where he worked from 2001 to 2004. He was an Equities Analyst at Global Capital Securities Corp from 1999 to 2001 where he served as Director of Research for the last year of his tenure. From 1992 to 1998 Mr. Creamer was a Vice President of Institutional Fixed Income Sales at Hanifen, Imhoff Inc. Mr. Creamer holds a finance degree from Arizona State University and is a CFA Charterholder.

Ms. Troska has been at Across America Real Estate Corp since our inception and is currently our Secretary and Controller. Prior joining us, she started SP Business Solutions, a business consulting service, in April, 2002. Prior to that date, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado. Ms. Troska holds a degree in accounting from Regis University.

Mr. Backman joined our Board of Directors in March, 2006. Mr. Backman co-founded Advanced Energy Industries (NASDAQ: AEIS) in 1981 and had been Vice President of Advanced Energy and a Director since its incorporation until December, 1998 when he retired as an officer of the company. He later retired from Advanced Energy's Board of Directors in 2003. Mr. Backman helped Advanced Energy differentiate itself by growing to in excess of $100 million in revenues without any outside capital until the company went public in 1995. He helped lead the company to $360 million in annual revenue with 1,498 employees and a market cap of $2.3 billion in the fiscal year 2000. Mr. Backman started his career at Hughes Aircraft Company, where he rose to the position of Business Manager of a $400 million research lab. He left Huges Aircraft Company to help found Ion Tech, which was acquired by Veeco Instruments. Mr. Backman has a degree from California State University, Fullerton.

Mr. Wilhelm joined our Board of Directors in June, 2005 and has over 30 years experience as a senior executive in the real estate development and property management industry. Currently he is partnering with the Porsche family of Salzburg, Austria as co-owner and managing member of DOXA Arizona, DOXA Central and DOXA Facility Solutions. Mr. Wilhelm currently owns and manages, with the DOXA Companies, 120,000 square feet of commercial office space that is primarily occupied by the Department of Homeland Security and the Arizona Department of Education. As founder and CEO of Eagle Western Management Company, he established an excellent reputation for improving the position and enhancing the value of the assets owned by the company's clients. Mr. Wilhelm sold his company to Grubb & Ellis in a transaction completed in 2002. In addition he has served as a board member of Southwest Leadership Foundation since 1988 and was CEO from 2002-2004. Mr. Wilhelm holds a finance degree from the University of San Diego.

Mr. Balzer has been a Director of ours since our inception. He also has served as a member of the Board of Directors and Chairman of the Audit Committee of Ramtron International Corporation (NASDAQ: RMTR), which designs specialized semiconductor products, from September, 1998 to 2004. In 2004, he became its Chief Financial Officer. Mr. Balzer was Senior Vice-President of Operations at Advanced Energy Industries (NASDAQ: AEIS) from 1990 to 1999. Prior to joining Advanced Energy, Mr. Balzer was the Controller and, later, the Material and Manufacturing Manager of the Colorado Springs facility for International Business Machines (IBM). In addition to Advanced Energy, he has been a senior manager in one other successful start-up company, Colorado Manufacturing Technology, Inc., which was subsequently sold. His experience also includes financial oversight responsibilities for $1.5 Billion of cost plus construction programs with Shell Oil Company. Mr. Balzer currently manages his own residential real estate development and property management companies. These companies are known as Antares Development,LLC which has been in business since November, 1997 and Antares Property Management, Inc., which has been in business since July, 1999.

Item 10. EXECUTIVE COMPENSATION

The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2005.

                                               Annual Compensation                     Long Term Compensation
                               ---------------------------------------------- --------------------------------------
                                                               Awards                   Payouts
                                                    ------------------------- ---------------------------
Name and Principal    Year      Salary              Bonus       Other Stock   Restricted     Securities   All Other
Position                        Compensation                    Compensation  LTIP Award     Underlying   Options
                                ($)                                                          Options (#s)
-------------------- --------   ------------------- ----------- ------------- -------------- ------------ ----------
====================================================================================================================

Alexander V.         2005       120,000             6,662             -0-          --              --         --
Lagerborg            --------   ------------------- ----------- ------------- -------------- ------------ ----------
President (1)
                     2004       120,000             -0-                            --              --        (2)
====================================================================================================================

Charles J.           2005       110,000             5,716             -0-
Berling, Executive   --------   ------------------- ----------- -------------
Vice President(3)
                     2004       110,000             -0-               -0-
====================================================================================================================

James W. Creamer,
III, Vice
President and
Treasurer(4)
                     2005       100,000             2,855
====================================================================================================================


(1) Our President, Mr. Lagerborg receives a salary of $120,000 per annum, plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Mr. Lagerborg accrued variable compensation of $6,662 in 2005. Mr. Lagerborg joined us in February, 2004.

(2) Mr. Lagerborg has purchased from GDBA RE One, LLC a total of 210,000 shares of our common stock in a private transaction at a price of $.01 per share on February 1, 2004. GDBA RE One, LLC will have the right to reacquire these shares for the original purchase price if Mr. Lagerborg leaves his employment during the first three years of his employment, subject to certain exceptions. If Mr. Lagerborg leaves during the first year, all shares can be reacquired. If Mr. Lagerborg leaves during the second year, 120,000 shares can be reacquired. And if Mr. Lagerborg leaves during the third year, 60,000 shares can be reacquired.

(3) Mr. Berling, our Executive Vice President and Managing Director of Operations receives a salary of $110,000 per year, plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Mr. Berling accrued variable compensation of $5,716 in 2005. Mr. Berling joined us in April, 2004.

(4) Mr. Creamer, our Vice President, Treasurer and Chief Financial Officer receives a salary of $100,000 per year plus a percentage of our Variable Compensation Program, which is based on our profitability, paid quarterly. Mr. Creamer accrued variable compensation of $2,855 in 2005. Mr. Creamer joined us in July, 2005.

We reimburse our executives for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.


We pay our non-management Directors $2,000 for each Board meeting they attend and reimburse them for any out-of-pocket expenses incurred by them in connection with our business. Our other officer and directors have agreed to allocate a portion of their time to our activities, without compensation. These officers and directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such directors. These officers will use their best judgments to resolve all such conflicts.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 23, 2006, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 16,036,625 common shares were issued and outstanding as of March 23, 2006.

Name and Address                    Amount and Nature of           Percent of
of Beneficial Owner                 Beneficial Ownership (1)(2)      Class
-------------------                 ---------------------------      -----
G. Brent Backman(3)                      10,672,250                  66.5%
1660 17th Street, Suite 450
Denver, Colorado 80202

Sarmat, LLC(4)                            3,290,000                  20.3%
1660 17th Street, Suite 450
Denver, Colorado 80202

Alexander V. Lagerborg(5)                   396,000                   2.5%
1660 17th Street, Suite 450
Denver, Colorado 80202

Joni K. Troska(6)                            22,000                    .1%
1660 17th Street, Suite 450
Denver, Colorado 80202

Charles J. Berling                           35,000                    .2%
1660 17th Street, Suite 450
Denver, Colorado 80202

Eric Balzer(7)                              225,000                   1.4%
1660 17th Street, Suite 450
Denver, Colorado 80202


Officers and Directors Ownership as of March 23, 2006

                                           Shares           Percentage Ownership
                                           ----------      ---------------------
G. Brent Backman                           10,662,500             66.5%
Other                                         678,000              4.2%
                                           ----------      ---------------------
Total Officers and Directors (six people)  11,340,500             70.7%


Total Shares Outstanding                   16,035,625



 (1) All ownership is beneficial and of record, unless indicated otherwise.


(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.


(3) A total 10,662,500 shares are owned of record by GDBA Investments, LLLP, which is controlled by Mr. Brent Backman. Mr. Backman became a Director in March, 2006. Until his recent appointment to our board of directors, Mr. Backman's role with us was as an indirect investor. A total of 10,000 shares are owned in the name of adult children of the affiliate of this entity, for which it disclaims beneficial ownership.


(4) A total of 2,090,000 of these shares are owned of record. Sarmat, LLC is controlled by Mr. Brian Klemsz. Mr. Klemsz's only role with us is as an indirect investor. A total of 1,200,000 shares are owned in the name of family members of the affiliate of this entity.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


On November 26, 2004 we entered into a three-year "Agreement to Fund" our real estate projects with GDBA, our largest shareholder. Under the agreement, we may borrow up to $7,000,000 for our real estate projects. On June 2, 2005, the parties amended the agreement to permit us to borrow up to $10,000,000. Each loan is secured only by the properties against which the loans are made and by us with a corporate guarantee to the lender. The adjustable interest rate resets quarterly at a rate equal to the 10 year Treasury note plus 6.50%. We repay principal and interest when each project is completed and sold.


During 2005, we through our subsidiaries Riverdale Carwash Lot 3A, LLC ("Riverdale") and AARD-Stonegate, LLC ("Stonegate") developed express tunnel carwash facilities in Littleton, CO and Parker, CO respectively. Each of these carwash facilities were secured by fifteen-year leases from Aquatique Industries, Inc. to operate Kwik Car Wash operations in each facility. GDBA owned 60% of Aquatique Industries.


We signed a noncancellable operating lease to rent office space from GDBA, our majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2003. We exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750. As of December 31, 2005, we owed the shareholder $4,750 for unpaid lease payments.

On December 21, 2005 we announced that we have entered into letters of intent with two entities to provide financing for our continuing operations. One of the entities is GDBA, who would convert approximately $3,000,000 of current debt into Convertible Preferred Stock. As a result, under each letter of intent, each entity would hold a total investment of $10,000,000 in two instruments, consisting of Senior Subordinated Notes, for a total of $7,000,000, and Convertible Preferred Stock, for a total of $3,000,000. The entity which is not GDBA, or its designees, would also be allowed to purchase an additional amount of Convertible Preferred Stock up to an additional $300,000. The letters of intent are not binding upon the parties and remain subject to the execution of mutually acceptable contracts. As of March 23, 2006, no such contracts have been executed on either instrument and each remain outstanding only as letters of intent.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


The following financial information is filed as part of this report:

(a)  (1) FINANCIAL STATEMENTS

(2) SCHEDULES


(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.   DESCRIPTION
-----------   ----------------------------------------------------------------
Exhibit
Number    Description
------    -----------
 3.1 *    Articles of Incorporation

 3.2 *    Bylaws

 3.3      Articles of Amendment to Articles of Incorporation

10.1 *    Loan Financing Agreement with GDBA Investments, LLLP,

10.2 *    Construction Land Acquisition Loan Agreement with Cross
          Country Properties II, LLC,
10.3 *    Construction Land Acquisition Loan Agreement with Cross
          Country Properties III, LLC

10.4 * Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc.

10.5 * Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company.

10.6 *    Agreement between GDBA RE One, LLC ("Seller") and Alexander V.
          Lagerborg.

10.7 * Letter of Intent dated July 1, 2004 between Across America Real Estate Development Corp. and Carwash Management, Inc.
10.8 *    Joint Development Agreement; filed under cover of Form 8-K, 10/06/04

10.9 * Agreement to Fund with GDBA Investments, LLLP; filed under cover of Form 8-K, 12/01/04

10.10 * Senior Credit Facility with Vectra Bank; filed under cover of Form 8-K, 4/28/05

21        List of Subsidiaries.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1      Certification of Chief Executive Officer pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002


* Previously filed


(b)  Reports on Form 8-K.

The Company filed six reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2005.The reports were filed on 9/23/2005 (amended 9/27/2005); 12/02/2005; 12/07/2005; 12/20/2005; 12/21/2005;and 12/22/2005;

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $20,025 for the year ended December 31, 2005 and an aggregate of $11,760 for the year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACROSS AMERICA REAL ESTATE CORP.


Dated: MARCH 30, 2006               By:  /s/ Alexander V. Lagerborg
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


Dated: MARCH 30, 2006               By:  /s/ James W Creamer III
      ----------------                 ------------------------------------
                                        James W Creamer III
                                        Treasurer, Chief Financial Officer



Dated: MARCH 30, 2006               By:  /s/ Eric Balzer
       ----------------                 -----------------------------------
                                        Eric Balzer
                                        Director

Dated: MARCH 30, 2006               By:  /s/ G. Brent Backman
       ----------------                 -----------------------------------
                                        G. Brent Backman Director

Dated: MARCH 30, 2006               By:  /s/ Daniel J Wilhelm
       ----------------                 -----------------------------------
                                        Daniel J Wilhelm
                                        Director