Form 10QSB
period 2006-03-31
ACROSS AMERICA REAL ESTATE CORP
filed 2006-05-12
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2006
                                                 --------------

                          Commission File No. 000-50764
                                              ---------

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


                                 (303) 893-1003
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of May 4, 2006, registrant had outstanding 16,036,625 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 4, 2006) was approximately $3,161,531.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                   FORM 10-QSB
                        Across America Real Estate Corp.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I  FINANCIAL INFORMATION

     Item 1. Financial Statements for the period ended March 31, 2006
             Consolidated Balance Sheet(Unaudited)                            3
             Consolidated Statements of Operations (Unaudited)                4
             Consolidated Statements of Cash Flows (Unaudited)                5

     Item 2. Management's Discussion and Analysis and Plan of Operation      17
     Item 3. Controls and Procedures                                         23

PART II  OTHER INFORMATION

     Item 1. Legal Proceedings                                               24
     Item 2. Changes in Securities                                           24
     Item 3. Defaults Upon Senior Securities                                 24
     Item 4. Submission of Matters to a Vote of Security Holders             24
     Item 5. Other Information                                               24
     Item 6. Exhibits and Reports on Form 8-K                                24
     Signatures                                                              25


PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Corp. and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Corp
Consolidated Balance Sheet
(Unaudited) March 31, 2006
________________________________________________________________________________


                                     Assets
Cash                                                              $    296,110
Restricted cash (Note 1)                                               402,098
Deposits held by an affiliate (Note 4)                                 467,050
Accounts Receivable, net (Note 1)                                       54,428
Property and equipment, net of accumulated depreciation                 27,740
Real estate held for sale (Note 2)                                   4,997,678
Construction in progress (Note 2)                                    1,435,946
Land held for development (Note 2)                                   5,124,374
Deposits                                                                32,166
                                                                  ------------
     Total assets                                                 $ 12,837,590
                                                                  ============


                      Liabilities and Shareholders' Equity
Liabilities
  Accounts payable                                                $    238,243
  Accrued liabilities                                                   98,877
  Current tax liability (Note 7)                                         3,092
  Indebtedness to related party (Note 3)                             9,325,255
  Note payable (Note 10)                                             2,935,261
  Capital lease obligation (Note 8)                                     11,651
  Security deposit                                                      10,000
  Deferred tax liability (Note 7)                                        4,451
                                                                  ------------
     Total liabilities                                            $ 12,626,830
                                                                  ------------

Shareholders' equity
  Noncontrolling interest (Note 14)                                   (104,603)
  Preferred stock, $.10 par value; 1,000,000 shares authorized,
     -0- shares issued and outstanding
  Common stock, $.001 par value; 50,000,000 shares authorized,
     16,036,625 shares issued and outstanding                           16,037
  Additional paid-in-capital                                           161,938
  Retained earnings                                                    137,388
                                                                  ------------
     Total shareholders' equity                                   $    210,760
                                                                  ------------

Total liabilities and shareholders' equity                        $ 12,837,590
                                                                  ============

           See accompanying notes to consolidated financial statements

Across America Real Estate Corp
Consolidated Statements of Operations
(Unaudited)
________________________________________________________________________________


                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                              2006             2005
                                                         ------------    ------------
Revenue:
   Sales                                                 $  1,723,000    $       --
   Rental income                                              125,078            --
   Management fees                                             27,000            --
                                                         ------------    ------------
          Total revenue                                     1,875,078            --
                                                         ------------    ------------

Operating expenses:
   Cost of Sales                                            1,462,852            --
   Selling, general and administrative                        281,461          80,382
                                                         ------------    ------------
          Total Operating expenses                          1,744,313          80,382
                                                         ------------    ------------

          Income/(loss) from operations                       130,765         (80,382)

Non-operating expense:
  Interest Expense                                            (93,712)         (8,186)
          Income/(loss) before income taxes
                                                         ------------    ------------
             and noncontrolling interest                       37,053         (88,568)

Income tax provision (Note 7)                                  19,031
                                                         ------------    ------------
          Income/(loss) before noncontrolling interest         56,084         (88,568)
Noncontrolling interest in income of
   consolidated subsidiaries                                 (100,101)          1,915

                                                         ------------    ------------
          Net loss                                       $    (44,017)   $    (86,653)
                                                         ============    ============


Basic and diluted income/(loss) per share                $      (0.00)   $      (0.01)
                                                         ------------    ------------

Basic and diluted weighted average common
   shares outstanding                                      16,036,625      16,036,625
                                                         ============    ============

           See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Statements of Cash Flows
(Unaudited)
________________________________________________________________________________

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2006          2005
                                                                                -----------    -----------
Cash flows from operating activities:
Net loss                                                                        $   (44,017)   $   (86,653)
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation                                                                     1,598             87
          Changes in current assets and current liabilities:                           --
              Construction in progress                                             (268,131)    (2,206,809)
              Real estate held for sale                                            (141,888)          --
              Land held for development                                            (129,956)    (1,275,546)
              Accounts receivable                                                    51,197
              Accounts payable and accrued liabilities                               87,603         21,587
              Indebtedness to related party                                         100,000           --
                                                                                -----------    -----------
                    Net cash used in operating activities                          (343,594)    (3,547,334)
Cash flows from investing activities:
               Payments for deposits                                                (13,306)        (5,302)
               Payments for property and equipment                                     (150)           235
               Issuance of notes receivable                                          13,110       (285,000)
               Proceeds from repayment of notes receivable                           10,000           --
               Security deposit                                                        --             --
                                                                                -----------    -----------
                    Net cash provided by (used in) investing activities               9,654       (290,067)
Cash flows from financing activities:
               Proceeds from related party loans (Note 3)                         1,303,957      3,565,238
               Repayment of related party loans (Note 3)                           (494,183)          --
               Proceeds from note payable (Note 3)                                  703,205           --
               Repayment of note payable (Note 3)                                  (919,543)          --
               Repayment of lease obligation                                           (602)
                                                                                -----------    -----------
                    Net cash provided by financing activities                       592,834      3,565,238
                                                                                -----------    -----------
                    Net change in cash                                              258,894       (272,163)

Cash, beginning of period                                                           439,314        527,390
                                                                                -----------    -----------
Cash, end of period                                                             $   698,208    $   255,227
                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
                     Income taxes                                               $    27,921    $     1,000
                                                                                ===========    ===========
                     Interest                                                   $    46,188    $      --
                                                                                ===========    ===========

           See accompanying notes to consolidated financial statements

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Nature of Organization and Summary of Significant Accounting Policies


Organization and Basis of Presentation
--------------------------------------

Across America Real Estate Corp. ("AARD" or the "Company") was incorporated under the laws of Colorado on April 22, 2003. The Company is a co-developer, principally as a financier, for build-to-suit real estate development projects for retailers who sign long-term leases for use of the property. Land acquisition and project construction operations are conducted through the Company's subsidiaries. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries:

    Name of Subsidiary                                     Ownership
    ---------------------------------------------------    ---------
    CCI Southeast, LLC ("CCISE")                            100.00%
    AARD-Belle Creek, LLC ("Belle Creek")                   100.00%
    CCI Corona, LLC ("CCI Corona")                          100.00%
    Eagle Palm I, LLC ("Eagle")                             100.00%
    AARD-Greeley-Lot 3, LLC ("Greeley")                     100.00%
    Riverdale Carwash Lot 3A, LLC ("Riverdale")             100.00%
    Across America Real Estate Exchange, Inc.               100.00%
    Across America Financial Services, Inc.                 100.00%
    Cross Country Properties II, LLC ("CCPII")               80.00%
    AARD-Stonegate, LLC ("Stonegate")                        51.00%
    AARD-Charmar-Olive Branch, LLC ("Olive Branch")          51.00%
    AARD-Cypress Sound, LLC ("Cypress Sound")                51.00%
    AARD-TSD-CSK Firestone, LLC ("Firestone")                51.00%
    South Glen Eagles Drive, LLC("West Valley")              51.00%
    119th and Ridgeview, LLC ("Ridgeview")                   51.00%
    53rd and Baseline, LLC ("Baseline")                      51.00%
    Hwy 278 and Hwy 170, LLC ("Bluffton")                    51.00%
    State and 130th, LLC ("American Fork")                   51.00%
    Clinton Keith and Hidden Springs, LLC ("Murietta")       51.00%
    Hwy 46 and Bluffton Pkwy, LLC ("Bluffton 46")            51.00%
    L-S Corona Pointe, LLC ("L-S Corona")                    50.01%
    Cross Country Properties III, LLC ("CCPIII")             50.00%

All significant intercompany accounts and transactions have been eliminated in consolidation.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(2)  Real Estate Development Projects

Projects Sold:

Firestone
---------
On March 9, 2005, we (through our subsidiary, AARD-TSD-CSK Firestone, LLC, "Firestone") entered into an arrangement with Trail Star Development, LLC ("Trail Star"), an unaffiliated builder and developer of Checker Auto Parts automotive stores. We are currently developing a Checker Auto Parts located in Firestone, Colorado. Trail Star owned 49% of Firestone and we owned 51%. The project was sold on March 24, 2006. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Projects Currently in Development Process or For Sale as of March 31, 2006:

Riverdale
---------
On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property, to develop an express tunnel carwash located in Littleton, Colorado. The parties formed a limited liability company for the development of the project. The name of the limited liability company was Riverdale Carwash Lot3A, LLC. S&O Development originally owned 49.9% of Riverdale Carwash Lot3A, LLC and we originally owned 50.1%. The parties agreed to split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The project was completed on April 23, 2005.

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


Cypress Sound
-------------
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper ("Harper"), an unaffiliated builder and developer of commercial property. We and Mr. Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC ("Cypress Sound"). Harper owns 49% of Cypress Sound and we own 51%. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Stonegate
---------
On May 20, 2005, we (through our wholly-owned subsidiary, AARD-Stonegate, LLC) entered into an agreement with Castle Brae Development LLC ("Castle"), an unaffiliated builder and developer of commercial property. Under the agreement, Castle developed a car wash facility located in Parker, Colorado.

In August 2005, we amended the Operating Agreement of AARD-Stonegate, LLC, giving Castle 49% membership interest in AARD-Stonegate, LLC, retaining 51% membership interest for ourselves. Under the terms of the amended agreement, profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Ridgeview
---------
On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of commercial property. The Company and ADG intend to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC ("Ridgeview"). ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Bluffton 278
------------
On June 14, 2005, we (through our subsidiary, Hwy 278 & Hwy 170, LLC, "Bluffton 278") entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


American Fork
-------------
On June 14, 2005, we (through our subsidiary, State & 130th, LLC, "American Fork") entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in American Fork, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Laveen
------
On June 14, 2005, we (through our subsidiary, 53rd and Baseline, LLC, "Laveen") entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Laveen, Arizona. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


Bluffton 46
-----------
On April 1, 2006, we (through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC ("Bluffton 46") , LLC, "Bluffton 46") entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


West Valley
-----------
On November 21, 2005, we (through our subsidiary, South Glen Eagles Drive, LLC ("West Valley") entered into an arrangement with Automotive Development Group, LLC ("ADG"), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.


(3)  Related Party Transactions

Office Lease
The Company signed a noncancellable operating lease to rent office space from GDBA, its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2003. The Company exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750. As of March 31, 2006, the Company owed the shareholder $4,750 for unpaid lease payments. This balance is included in the accompanying consolidated financial statements as "Indebtedness to related party".

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Agreement to Fund
-----------------
On November 26, 2004 we entered into a three-year "Agreement to Fund" our real estate projects with GDBA Investments, LLLP ("GDBA"), our largest shareholder. We are currently dependent on this relationship and would be unable to fund any projects if we lose our current funding commitment from GDBA. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.

We utilized capital from GDBA to fund our project growth through the first quarter of 2006. The amount we borrowed throughout the quarter fluctuated as we borrowed to fund new projects and repaid principal and interest on properties we sold. As of March 31, 2006 we owed GDBA $8,596,631 in principal and accrued interest of $723,874.

In the first quarter of 2006, we received $1,303,957 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $494,183 during this period to this shareholder. In the first quarter of 2005, we received $3,401,093 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $-0- during this period to this shareholder.


(4)  Notes Receivable and Development Deposits

During the course of acquiring properties for development, Across America, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $467,050 in earnest money deposits outstanding at March 31, 2006. These deposits were held by affiliates and all were collateralized by promissory notes from our development partners.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(5)  Property and Equipment

The Company's property and equipment consisted of the following at March 31, 2006:

          Equipment ..............................  $ 20,443
          Furniture and fixtures..................     5,938
          Computers and related equipment ........     5,463
                                                     -------
                                                      31,844
          Less accumulated depreciation ..........    (4,104)
                                                     -------
                                                    $ 27,740
                                                     =======

Depreciation expense totaled $1,598 and $87 for the quarters ended March 31, 2006 and March 31, 2005 respectively.


(6)  Shareholders' Equity

Preferred Stock
---------------
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.

Common Stock
------------
As of March 31, 2006 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(7) Income Taxes
----------------


The provision for income taxes consists of the following:


                                             Quarters ended March 31,
                                             ------------------------
                                                2006           2005
                                              --------       --------
   Current:
     Federal ..............................   ($23,482)      $   463
     State ................................                      113
                                              --------       --------
                                              ($23,482)      $   576
                                              ========       ========
   Deferred:
     Federal .............................    $  4,451        $   --
     State ................................         --            --
                                              --------       --------
   Total income tax provision .............   ($ 19,031)     $   576
                                              =========      ========

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:


                                                 Quarters ended March 31,
                                                 ------------------------
                                                   2006             2005
                                                 ---------        -------
     Tax at US federal statutory rates .......   $   3,092         $  463
     State income taxes, net of federal ......         -              113
     Change in beginning deferred balance ....     (22,123)           --
                                                 ---------        -------
   Total income tax expense .............        $ (19,031)        $  576
                                                 =========        =======

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



           Deferred tax assets:                     $  --
           Deferred tax liability:
             Depreciation  ......................   $ 4,451
                                                    -------
         Total net deferred tax liability .......   $ 4,451
                                                    =======

As of March 31, 2006, no valuation allowance has been provided based on the Company's assessment of the future reliability of certain deferred tax assets.


(8)  Operating Lease Commitments

Lessee
------
The Company entered into an office lease agreement on October 28, 2005, which commenced November 1, 2005 and expires December 31, 2006. The lease payment is $4,146 per month.

Combined future minimum lease payments under the leases are as follows:

               December 31,
               --------------
               2006                      $  37,314

Lessor
------
The Company, as 100% owner of Riverdale Lot 3A, LLC, receives rental income from its property held for sale in the amount of $19,479 per month. The agreement commenced April 23, 2005 and expires April 22, 2020 or upon sale of the property. The Company, as 51% owner of AARD-Stonegate LLC, receives rental income from its held-for-sale property in the amount of $22,214 per month. The agreement commenced December 31, 2005 and expires December 30, 2020 or upon sale of the property.

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Future minimum rental incomes from property held for sale are as follows:

                December 31,
                ------------
                2006                    $  375,235
                2007                       500,314
                2008                       500,314
                2009                       500,314
                2010                       500,314
                                        ----------
                                        $2,376,491

There is no allowance made as of March 31, 2006 for uncollectible rent as the Company believes all rents to be collectible.


(9)  Capital Lease Obligations

The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.

Future minimum lease payments under the lease are as follows:

                  December 31,
                  ------------
                  2006                            $  2,079
                  2007                               2,772
                  2008                               2,772
                  2009                               2,772
                  2010                               2,079
                                                   $12,474
                  Less imputed interest                823
                                                 ---------
                                                 $  11,651

(10) Senior Credit Facility

On April 25, 2005, we received a $10,000,000 financing commitment under a Credit Agreement from Vectra Bank of Colorado ("Vectra Bank"). This commitment permits us to fund construction notes for built-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. Each note under the facility is for an amount, as determined

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its owners.

As of March 31, 2006, we had one outstanding note under this facility with a maximum principal amount of $1,820,000 and a maturity date of March 6, 2007. As of March 31, 2006, this note had an outstanding principal amount of $1,711,301 and total accrued interest of $41,931.

On August 23, 2005, Riverdale Carwash Lot3A, LLC entered into a loan agreement with Vectra Bank in the amount of $1,200,000. The note, which is not part of the $10,000,000 construction facility with Vectra Bank, is being amortized monthly over a twenty-year period and has an eighteen month maturity. The note is due to mature on February 23, 2007 and as of March 31, 2006, this note had an outstanding principal balance of $1,182,029.

As of March 31, 2006 our total outstanding principal due to Vectra Bank and our annual schedule of repayment is as follows:

                  December 31,
                  ------------
                  2006                 $       -0-
                  2007                   2,893,330
                                       -----------
                                        $2,893,330

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

                        ACROSS AMERICA REAL ESTATE CORP.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(12) Capitalized Interest and Interest Expense

For the period ended March 31, 2006 the Company has recognized $93,712 interest expense that is not related to capitalized projects and $114,986 additional capitalized interest expense that is included in either Construction in Progress or Property Held for Sale on the balance sheet March 31, 2006, with the exception of projects that were sold during the year, which would have included the capitalized interest amount in our Cost of Sales.


(13) Letters of Intent

On December 21, 2005 we announced that we have entered into letters of intent with two entities to provide financing for our continuing operations. One of the entities is GDBA, who would convert approximately $3,000,000 of current debt into Convertible Preferred Stock. As a result, under each letter of intent, each entity would hold a total investment of $10,000,000 in two instruments, consisting of Senior Subordinated Notes, for a total of $7,000,000, and Convertible Preferred Stock, for a total of $3,000,000. The entity which is not GDBA, or its designees, would also be allowed to purchase an additional amount of Convertible Preferred stock up to an additional $300,000. The letters of intent are not binding upon the parties and remain subject to the execution of mutually acceptable contracts. As of May 4, 2006, no such contracts have been executed on either instrument and each remain outstanding only as letters of intent.


(14) Noncontrolling Interests

Following is a summary of the noncontrolling interests in the equity of the Company's subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.


                                                    Real Estate Projects

                                   -------------------------------------------------------------------
                                              Cypress                            American
                                   Firestone   Sound      Stonegate  Bluffton      Fork       Total
                                   --------   --------    --------   --------    --------    --------
Noncontrolling Interest Balance,
      January 1, 2006                  --       (4,594)      9,843       (478)       (269)      4,502
Earnings allocated to
     Noncontrolling Interest         97,283       --         2,818       --          --       100,101
Earnings disbursed/accrued for
     Noncontrolling Interest           --         --          --         --          --          --
                                   --------   --------    --------   --------    --------    --------
Noncontrolling Interest Balance,
      March 31, 2006               $ 97,283   $ (4,594)   $ 12,661   $   (478)   $   (269)   $104,603
                                   ========   ========    ========   ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.


Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.


Risk Factors
------------

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.


WHILE WE HAVE GENERATED A MODEST PROFIT IN OUR LAST TWO FISCAL YEARS, WE WERE UNPROFITABLE IN THE MOST RECENT FISCAL QUARTER. THERE IS NO GUARANTEE THAT WE WILL CONTINUE TO BE PROFITABLE.

Our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. However, for the three months ended March 31, 2006, we had an operating loss of $44,017. Although we have had a modest profit for the past two fiscal years, we were unprofitable in our most recent fiscal quarter. We cannot say whether we will be able to achieve sustained profitability. We have only completed several transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget.

Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.


WE WILL NEED ADDITIONAL FINANCING IN THE FUTURE BUT CANNOT GUARANTEE THAT IT WILL BE AVAILABLE TO US. In order to expand our business, we will continue to need additional capital. To date, we have been successful in obtaining capital for our projects, but we cannot guarantee that additional capital will be available at all or under sufficient terms and conditions for us to utilize it. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations. We expect that we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the investors' investment.


AS A COMPANY WITH LIMITED OPERATING HISTORY, WE ARE INHERENTLY A RISKY INVESTMENT. OUR OPERATIONS ARE SUBJECT TO OUR ABILITY TO FINANCE REAL ESTATE PROJECTS.

Because we are a company with a limited history, our operations, which consist of real estate financing of built-to-suit projects for specific national retailers, must be considered an extremely risky business, subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.


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


Overview and History
--------------------

Across America Real Estate Corp. was incorporated under the laws of the State of Colorado on April 22, 2003.

In 2003, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We raised a total of $34,325 in this offering.

Our principal business address is 1660 17th Street, Suite 450, Denver, Colorado 80202. We are in the business of financing and developing build-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. We create each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and capital appreciation upon sale of the facility. Our affiliates, subsidiaries and management develop the construction and permanent financing for our benefit.

We have not been subject to any bankruptcy, receivership or similar proceeding.


Results of Operations
---------------------

The following discussion involves our results of operations for the quarters ending March 31, 2006 and March 31, 2005. Our revenues for the three months ended March 31, 2006 were $1,723,000 was derived from the sale of a Checker Auto Parts store from our TSD CSK Firestone, LLC on March 24, 2006. We also had rental income of $125,078 for the quarter, which was earned from completed properties that are currently for sale, and we had $27,000 in management fees for the quarter. We had no revenues for the three months ended March 31, 2005.

Cost of Sales for the three months ended March 31, 2006 were $1,462,852 which was entirely associated with the cost of our Checker Auto Parts store in Firestone, Colorado. Gross margins for the quarter were approximately 15.1%, which we believe is on the lower end of our anticipated normal range of gross margins for projects going forward. We had no Cost of Sales in the three months ended March 31, 2005.

Selling, general and administrative costs were $281,461 for the quarter ended March 31, 2006, compared to $80,382 for the quarter ended March 31, 2005. This increase was attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward.

We had a net loss of $44,017 for the three months ended March 31, 2006 compared to a net loss of $86,653 for the three months ended March 31, 2005. This decrease in net loss was due to the increase in revenues year over year, although partially offset by increased operating costs. Much of the increase in operating costs can be attributed to the increased number of projects currently under development. Management believes that these projects will produce enough revenues during the current year to absorb these additional costs.

Our balance sheet on March 31, 2006 compared to March 31, 2005 reflects our increase in project activity year over year. Both assets and liabilities increased substantially and proportionally with our additional investments in projects and our required borrowing activity to finance them.

Liquidity and Capital Resources
-------------------------------
Our cash balance on March 31, 2006 was $698,208, which included $296,110 in operating cash and $402,098 of restricted capital that was designated for specific projects and could not be used for our operations. This compares to a cash balance of $255,227 on March 31, 2005. We generate operating cash from the sale of properties. We continue to be dependent on our ability to sell our projects on a timely basis in order to generate capital for our operations.

We decreased our net cash used in operating activities and net cash provided by financing activities substantially for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These changes are largely due to a fewer land purchases and less construction activity when comparing the quarters year over year. Management believes that this decrease is largely due to timing issues for the quarter and is not generally representative of the activity we anticipate for the remainder of the current fiscal year.

Management continues to assess the Company's capital resources in relation to its ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund the operations and continued growth of the Company.

In December, 2005, we entered into letters of intent with two entities to provide financing for our continuing operations. Under each letter of intent, each entity would invest a total of Ten Million Dollars ($10,000,000) in two instruments, consisting of Senior Subordinated Notes, for a total of Seven Million Dollars ($7,000,000), and Convertible Preferred Stock, for a total of Three Million Dollars ($3,000,000). One of the entities, or its designees, would also be allowed to purchase an additional amount of Convertible Preferred Stock up to an additional Three Hundred Thousand Dollars ($300,000). These letters of intent are not binding upon the parties and remain subject to the execution of mutually acceptable contracts. To date, we have not finalized either letter of intent. Otherwise, at the present time, we have no definitive plans to raise any additional capital.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. We are currently assessing our valuation options allowed in this standard. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. And while we do not currently have an employee stock option plan, stoc options are in important employee recruitment and retention tool, and we may not be able to attract and retain key personnel without such a program. Accordingly, even though we have not quatified the dollar amount of this standard at this time, the result would have a negative impact on our earnings starting with the accounting period beginning January 1, 2006 should we pursue any form of stock option plan. We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality
-----------
Our revenues are not impacted by seasonal demands for our products or services.

Critical Accounting Policies
----------------------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------
We filed the following reports under cover of Form 8K for the fiscal quarter ended March 31, 2006: March 7, 2006, relating to the resignation of a director and appointment of a new director; and January 11, 2006 relating to letters of intent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ACROSS AMERICA REAL ESTATE CORP.




Dated: MAY 11, 2006               By:    /s/ Alexander V. Lagerborg
      -------------------                ----------------------------------
                                         Alexander V. Lagerborg
                                         President, Chief Executive Officer,
                                         and Director


Dated: MAY 11, 2006               By:    /s/ James W Creamer III
      ----------------                   ---------------------------------
                                          James W Creamer III
                                          Treasurer, Chief Financial Officer