Form 10KSB/A
period 2005-12-31
ACROSS AMERICA REAL ESTATE CORP
filed 2006-07-11
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 (Amendment #1)

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Registrant's revenues for its most recent fiscal year were $7,951,962. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 23, 2006 was approximately $9,392,250. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 23, 2006, was 16,036,625.



                                  FORM 10-KSB/A
                        Across America Real Estate Corp.

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

As described in Note 15 to the consolidated financial statements, the Company has restated its consolidated statement of cash flows for the year ended December 31, 2005.



/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Englewood, Colorado
March 22, 2006
(Except for Note 15, as to which
the date is June 30, 2006)


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
                                    ===========    =======    ======  ===========   ========   =========   =========     ==========

           See accompanying notes to consolidated financial statements


Across America Real Estate Corp.
Consolidated Statements of Cash Flows
for the years ended December 31, 2005 and 2004

                                                              Year Ended
                                                             December 31,
                                                                 2005        Year Ended
                                                            (As Restated    December 31,
                                                             See Note 15)      2004
                                                             -----------    -----------
Cash flows from operating activities:
    Net income ...........................................   $    77,666    $    25,686
    Adjustments to reconcile net income to net cash
        used by operating activities:
             Depreciation ................................         2,418             87
        Changes in operating assets and operating liabilities:
             Cash restricted to project development.......      (258,818)          --
             Construction in progress ....................     1,694,603     (2,862,418)
             Real estate held for sale ...................    (4,855,790)          --
             Land held for development ...................    (4,994,418)          --
             Accounts receivable .........................      (105,625)          --
             Accounts payable and accrued liabilities ....       236,916         16,780
             Indebtedness to related party ...............       585,591         17,491
                                                             -----------    -----------
                         Net cash used in
                             operating activities ........    (7,617,457)    (2,802,374)
                                                             -----------    -----------

Cash flows from investing activities:
    Payments for deposits ................................       (16,776)        (2,083)
    Payments for property and equipment ..................       (24,890)        (6,803)
    Issuance of notes receivable .........................      (420,160)      (110,000)
    Proceeds from repayment of notes receivable ..........          --           30,000
    Security deposit .....................................        10,000           --
                                                             -----------    -----------
                         Net cash used in
                            investing activities .........      (451,826)       (88,886)
                                                             -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loans (Note 3) ...........     8,506,471      4,628,600
    Repayment of related party loans (Note 3) ............    (3,947,934)    (1,370,127)
    Proceeds from note payable (Note 10) .................     6,733,086           --
    Repayment of note payable (Note 10) ..................    (3,569,234)          --
                                                             -----------    -----------
                         Net cash provided by
                            financing activities .........     7,722,389      3,258,473
                                                             -----------    -----------

                         Net change in cash ..............      (346,894)       367,213

Cash, beginning of year ..................................       527,390        160,177
                                                             -----------    -----------

Cash, end of year ........................................   $   180,496    $   527,390
                                                             ===========    ===========

Supplemental  disclosure of cash flow information:
    Cash paid during the year for:
        Income taxes .....................................   $     1,100    $      --
                                                             ===========    ===========
        Interest .........................................   $   396,167    $    18,983
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

(15) Restatement

The Company has restated its statement of cash flows for the year ended December 31, 2005 to remove restricted cash from the "cash, end of year" balance at the end of the statement. Under generally accepted accounting principles, when restricted cash is reported separately in the balance sheet, it should not be included in cash and cash equivalents in the statement of cash flows.

The following sets forth the effects of the restatement discussed above. Amounts reflected "As Previously Reported" represent those amounts included in the Company's initial Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Consolidated Statement of Cash Flows
For The Year Ended December 31, 2005
                                              As
                                          Previously
                                           Reported    Adjustment   As Restated
                                          ----------   ----------   -----------
 Cash restricted to project development.  $      --    $ (258,818)  $  (258,818)
 Net cash used in operating activities..  (7,358,639)    (258,818)   (7,617,457)
 Net change in cash.....................     (88,076)    (258,818)     (346,894)

 Cash, end of period....................  $  439,314   $ (258,818)  $   180,496
                                          ==========   ==========   ===========

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


ITEM 8A. CONTROLS AND PROCEDURES.


Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB/A, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.


Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


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

                                    ACROSS AMERICA REAL ESTATE CORP.


Dated: JULY 11, 2006                 By:  /s/ Alexander V. Lagerborg
       ------------------                ----------------------------------
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


Dated: JULY 11, 2006                By: /s/ James W Creamer III
       ---------------                  -----------------------------------
                                        James W Creamer III
                                        Treasurer, Chief Financial Officer

Dated: JULY 11, 2006                By:  /s/ Eric Balzer
       ----------------                 -----------------------------------
                                        Eric Balzer
                                        Director

Dated: JULY 11, 2006                By: /s/ G. Brent Backman
       ----------------                 -----------------------------------
                                        G. Brent Backman Director

Dated:  JULY 11, 2006               By: /s/ Daniel J Wilhelm
       ----------------                 -----------------------------------
                                        Daniel J Wilhelm
                                        Director