Form 10QSB/A
period 2006-03-31
ACROSS AMERICA REAL ESTATE CORP
filed 2006-07-11
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 (Amendment #1)

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

                                  FORM 10-QSB/A
                        Across America Real Estate Corp.

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
                                                         ============    ============

           See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Statements of Cash Flows
(Unaudited)
________________________________________________________________________________

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2006
                                                                               (As restated,
                                                                                See Note 15)       2005
                                                                                -----------    -----------
Cash flows from operating activities:
Net loss                                                                        $   (44,017)   $   (86,653)
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation                                                                     1,598             87
          Changes in current assets and current liabilities:
              Cash restricted for project development                              (402,098)          --
              Construction in progress                                             (268,131)    (2,206,809)
              Real estate held for sale                                            (141,888)          --
              Land held for development                                            (129,956)    (1,275,546)
              Accounts receivable                                                    51,197
              Accounts payable and accrued liabilities                               87,603         21,587
              Indebtedness to related party                                         100,000           --
                                                                                -----------    -----------
                    Net cash used in operating activities                          (745,692)    (3,547,334)
Cash flows from investing activities:
               Payments for deposits                                                (13,306)        (5,302)
               Payments for property and equipment                                     (150)           235
               Issuance of notes receivable                                          13,110       (285,000)
               Proceeds from repayment of notes receivable                           10,000           --
               Security deposit                                                        --             --
                                                                                -----------    -----------
                    Net cash provided by (used in) investing activities               9,654       (290,067)
Cash flows from financing activities:
               Proceeds from related party loans (Note 3)                         1,303,957      3,565,238
               Repayment of related party loans (Note 3)                           (494,183)          --
               Proceeds from note payable (Note 3)                                  703,205           --
               Repayment of note payable (Note 3)                                  (919,543)          --
               Repayment of lease obligation                                           (602)
                                                                                -----------    -----------
                    Net cash provided by financing activities                       592,834      3,565,238
                                                                                -----------    -----------
                    Net change in cash                                             (143,204)      (272,163)

Cash, beginning of period                                                           439,314        527,390
                                                                                -----------    -----------
Cash, end of period                                                             $   296,110    $   255,227
                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
                     Income taxes                                               $    27,921    $     1,000
                                                                                ===========    ===========
                     Interest                                                   $    46,188    $      --
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
                                   ========   ========    ========   ========    ========    ========

(15) Restatement

The Company has restated its statement of cash flows for the three months ended March 31, 2006 to remove restricted cash from the "cash, end of period" balance at the end of the statement. Under generally accepted accounting principles, when restricted cash is reported separately in the balance sheet, it should not be included in cash and cash equivalents in the statement of cash flows.

The following sets forth the effects of the restatement discussed above. Amounts reflected "As Previously Reported" represent those amounts included in the Company's initial Annual Report on Form 10-KSB for the year ended December 31, 2005.

Consolidated Statement of Cash Flows
For The Three Months Ended March 31, 2006
                                              As
                                          Previously
                                           Reported    Adjustment   As Restated
                                          ----------   ----------   -----------
 Cash restricted to project development.  $      --    $ (402,098)  $  (258,818)
 Net cash used in operating activities..    (343,594)    (402,098)     (745,692)
 Net change in cash.....................     258,894     (402,098)     (143,204)

 Cash, end of period....................  $  698,208   $ (402,098)  $   296,110
                                          ==========   ==========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.


Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-QSB/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.


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


Dated: JULY 11, 2006              By:    /s/ James W Creamer III
      ----------------                   ---------------------------------
                                          James W Creamer III
                                          Treasurer, Chief Financial Officer