Form 10QSB
period 2006-06-30
ACROSS AMERICA REAL ESTATE CORP
filed 2006-08-14
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

Commission File No.  000-50764

Across America Real Estate Corp.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-0003432
( State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1660 17th Street, Suite 450
  Denver, Colorado  80202
(Address of principal executive offices) (zip code)

(303) 893-1003
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

As of August 7, 2006, registrant had outstanding 16,036,625 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on August 7, 2006) was approximately $2,328,456.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
INDEX

Page No.

Item 1. Financial Statements:
Consolidated Balance Sheet - June 30, 2006	4
Consolidated Statements of Operations - Quarters Ended June 30, 2006 and 2005 and SixMonths ended June 30, 2006 and 2005	5
Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operations	17
Item 3. Controls and Procedures	23

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURES	25

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Corp. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

Across America Real Estate Corp
Consolidated Balance Sheet
(Unaudited)
June 30, 2006

Assets
Cash	$116,736
Restricted cash	148,137
Deposits held by affiliates (Note 4)	560,478
Accounts Receivable:
Related party (Note 2)	136,125
Employee advance	916
Property and equipment, net of accumulated depreciation (Note 5)	29,518
Real estate held for sale (Note 2)	4,686,980
Construction in progress (Note 2)	1,713,157
Land held for development (Note 2)	5,948,395
Current tax asset (Note 7)	111,114
Deferred tax asset (Note 7)	4,708
Deposits	64,129
Total assets	13,520,393

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$13,656
Accrued liabilities	61,916
Indebtedness to related party (Note 3)	10,292,121
Note payable (Note 10)	2,968,490
Capital lease obligation (Note 8)	11,448
Security deposit	10,000
Unearned revenue	128,183
Total liabilities	13,485,814

Commitments (Note 9)	-

Shareholders' equity
Noncontrolling interest (Note 14)	3,292
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized,
16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	161,938
Retained earnings	(146,688)
Total shareholders' equity	34,579

Total liabilities and shareholders' equity	$13,520,393

 See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue:
Sales	$-	$-	$1,723,000	$-
Rental income from related party (Note 3)	143,917	42,651	268,995	42,651
Management fees	-	-	27,000	-
Total revenue	143,917	42,651	2,018,995	42,651

Operating expenses:
Cost of Sales	-	-	1,462,852	-
Selling, general and administrative	348,639	165,368	630,494	245,750
Total Operating expenses	348,639	165,368	2,093,346	245,750

Loss from operations	(204,722)	(122,717)	(74,351)	(203,099)

Non-operating expense:
Interest Expense	(142,568)	(34,861)	(235,886)	(43,047)
Loss before income taxes and noncontrolling interest	(347,290)	(157,578)	(310,237)	(246,146)

Income tax benefit	123,367		142,398
Loss before noncontrolling interest	(223,923)	(157,578)	(167,839)	(246,146)

Noncontrolling interest in income of consolidated subsidiaries	10,611	583	(89,490)	2,498

Net loss	$(213,312)	$(156,995)	$(257,329)	$(243,648)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625	16,036,625	16,036,625

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(257,329)	$(243,648)
Cash restricted for project development	110,681	(550,352)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	3,613	521
Changes in current assets and current liabilities:
Construction in progress	(545,342)	854,730
Real estate held for sale	168,810	(2,022,546)
Land held for development	(953,977)	(6,891,544)
Accounts receivable	(31,416)	—
Accounts payable and accrued liabilities	(131,872)	38,084
Income tax assets and liabilities	(165,440)	—
Indebtedness to related party	150,000	—
Net cash used in operating activities	(1,652,272)	(8,814,755)
Cash flows from investing activities:
Payments for deposits	(45,270)	(10,082)
Payments for property and equipment	(3,942)	—
Issuance of notes receivable	(80,318)	—
Unearned revenue	128,183	—
Proceeds from repayment of notes receivable	10,000	80,000
Net cash provided by investing activities	8,653	69,918
Cash flows from financing activities:
Distributions received from members, net	37,132	—
Proceeds from related party loans (Note 3)	2,805,452	8,366,081
Repayment of related party loans (Note 3)	(1,078,811)	(1,215,042)
Proceeds from note payable (Note 3)	746,294	1,231,042
Repayment of note payable (Note 3)	(929,403)	—
Repayment of lease obligation	(805)	—
Net cash provided by financing activities	1,579,859	8,382,081
Net change in cash	(63,760)	(362,756)

Cash, beginning of period	180,496	527,390
Cash, end of period	$116,736	$164,634
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$27,921	$1,000
Interest	$225,181	$—

See accompanying notes to condensed consolidated financial statements

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Across America Real Estate Corp. (“AARD” or the “Company”) was incorporated under the laws of Colorado on April 22, 2003. The Company is a co-developer, principally as a financier, for build-to-suit real estate development projects for retailers who sign long-term leases for use of the property. Land acquisition and project construction operations are conducted through the Company’s subsidiaries. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries:

Name of Subsidiary	Ownership

CCI Southeast, LLC ("CCISE")	100.00%
AARD-Belle Creek, LLC (“Belle Creek")	100.00%
CCI Corona, LLC ("CCI Corona")	100.00%
Eagle Palm I, LLC ("Eagle")	100.00%
AARD-Greeley-Lot 3, LLC ("Greeley")	100.00%
Riverdale Carwash Lot 3A, LLC ("Riverdale")	100.00%
Across America Real Estate Exchange, Inc.	100.00%
Across America Financial Services, Inc.	100.00%
Cross Country Properties II, LLC ("CCPII")	80.00%
AARD-Stonegate, LLC ("Stonegate")	51.00%
AARD-Charmar-Olive Branch, LLC ("Olive Branch")	51.00%
AARD-Cypress Sound, LLC ("Cypress Sound")	51.00%
AARD-TSD-CSK Firestone, LLC ("Firestone")	51.00%
South Glen Eagles Drive, LLC("West Valley")	51.00%
119th and Ridgeview, LLC ("Ridgeview")	51.00%
53rd and Baseline, LLC ("Baseline")	51.00%
Hwy 278 and Hwy 170, LLC ("Bluffton")	51.00%
State and 130th, LLC ("American Fork")	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC	51.00%
AARD Econo Lube Stonegate, LLC	51.00%
AARD Bader Family Dollar MLK, LLC	51.00%
L-S Corona Pointe, LLC ("L-S Corona")	50.01%
Cross Country Properties III, LLC ("CCPIII")	50.00%

All significant intercompany accounts and transactions have been eliminated in consolidation.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

(2)    Real Estate Development Projects

Projects Currently being Developed or Held For Sale as of June 30, 2006:

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

On August 19, 2005, we purchased S&O Development’s ownership in Riverdale Carwash Lot 3A, LLC for $53,641, giving us 100% ownership of the Riverdale project.

On April 23, 2005, Riverdale leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease (see Note 3). Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the quarter ended June 30, 2006 we have recognized $77,276 in rental income.

Stonegate
On May 20, 2005, we (through our wholly-owned subsidiary, AARD-Stonegate, LLC) entered into an agreement with Castle Brae Development LLC (“Castle”), an unaffiliated builder and developer of commercial property. Under the agreement, Castle developed a car wash facility located in Parker, Colorado.

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
On December 31, 2005, Stonegate leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease (see Note 3). Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the quarter ended June 30, 2006 we have recognized $66,641 in rental income and a receivable in the amount of $111,069.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Cypress Sound
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper (“Harper”), an unaffiliated builder and developer of commercial property. We and Mr. Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC (“Cypress Sound”). Harper owns 49% of Cypress Sound and we own 51%. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

Ridgeview
On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of commercial property. The Company and ADG intend to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC (“Ridgeview”). ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

Bluffton 278
On June 14, 2005, we (through our subsidiary, Hwy 278 & Hwy 170, LLC, “Bluffton 278”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

American Fork
On June 14, 2005, we (through our subsidiary, State & 130th, LLC, “American Fork”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in American Fork, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Laveen
On June 14, 2005, we (through our subsidiary, 53rd and Baseline, LLC, “Laveen”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Laveen, Arizona. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

Bluffton 46
On April 1, 2006, we (through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) , LLC, “Bluffton 46”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

West Valley
On November 21, 2005, we (through our subsidiary, South Glen Eagles Drive, LLC ("West Valley") entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.

AARD Stonegate Econolube
On October 25, 2005 we (through our subsidiary, AARD Stonegate Econolube, LLC) entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development .

(3)     Related Party Transactions

Office Lease
The Company signed a noncancellable operating lease to rent office space from GDBA, its majority shareholder. The term of the lease commenced June 1, 2003 and expired December 31, 2003. The Company exercised an option to extend the lease through December 31, 2004 on the same terms. Payments required under the operating lease are $250 per month. Future minimum rental payments required under the lease total $4,750. As of June 30, 2006, the Company owed the shareholder $4,750 for unpaid lease payments. This balance is included in the accompanying consolidated financial statements as “Indebtedness to related party”.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Agreement to Fund

On November 26, 2004 we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder. We are currently dependent on this relationship and would be unable to fund any projects if we lose our current funding commitment from GDBA. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.

We utilized capital from GDBA to fund our project growth through the second quarter of 2006. The amount we borrowed throughout the quarter fluctuated as we borrowed to fund new projects and repaid principal and interest on properties we sold. As of June 30, 2006 we owed GDBA $9,416,961 in principal and accrued interest of $875,160.

In the first six months of 2006, we received $2,805,451 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $1,078,811 during this period to this shareholder. In the first six months of 2005, we received $8,366,081 in loans for our construction projects under our loan agreement with GDBA. We repaid a total of $1,215,042 during this period to this shareholder.

(4)    Notes Receivable and Development Deposits

During the course of acquiring properties for development, Across America, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $560,478 in earnest money deposits outstanding at June 30, 2006. These deposits were held by affiliates and all were collateralized by promissory notes from our development partners.

(5)	Property and Equipment

The Company's property and equipment consisted of the following at June 30, 2006:

Equipment	$20,443
Furniture and fixtures	5,938
Computers and related equipment	9,255
Less accumulated depreciation	(6,118)
$29,518

Depreciation expense totaled $3,613 and $521 for the six months ended June 30, 2006 and June 30, 2005 respectively.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

(6)   Shareholders’ Equity

Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.

Common Stock
As of June 30, 2006 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.

(7)    Income Taxes

The provision for income taxes for the six months ended June 30, 2006, consists of the following:

Current:
Federal	$(118,731)
State	(18,959)
(137,690)
Deferred:
Federal	(4,060)
State	(648)
(4,708)
Total income tax provision	$(142,398)
The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

Tax at US federal statutory rates	$(95,814)
State income taxes, net of federal	(15,300)
(111,114)
Change in beginning deferred balance	(31,284)
Total income tax benefit	$(142,398)

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Deferred revenue	$42,955
Deferred tax liability:
Depreciation	(33,747)
Prepaid expense	(4,500)
Net deferred income tax asset	$4,708

As of June 30, 2006, no valuation allowance has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets.

(8)    Operating Lease Commitments

Lessee
The Company entered into an office lease agreement on October 28, 2005, which commenced November 1, 2005 and expires December 31, 2006. The lease payment is $4,146 per month.

Combined future minimum lease payments under the leases are as follows:
December 31,
2006	$24,876

Lessor
The Company, as 100% owner of Riverdale Lot 3A, LLC, receives rental income from an affiliate from its property held for sale in the amount of $19,479 per month. The agreement commenced April 23, 2005 and expires April 22, 2020 or upon sale of the property. The Company, as 51% owner of AARD-Stonegate LLC, receives rental income from its held-for-sale property in the amount of $22,214 per month. The agreement commenced December 31, 2005 and expires December 30, 2020 or upon sale of the property.

Future minimum rental incomes from property held for sale are as follows:
December 31,
2006	$ 133,284
2007	500,314
2008	500,314
2009	500,314
2010	500,314
$2,134,540

There is no allowance made as of June 30, 2006 for uncollectible rent as the Company believes all rents to be collectible.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

(9)    Capital Lease Obligations

The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.

Future minimum lease payments under the lease are as follows:

December 31,
2006	$ 1,386
2007	2,772
2008	2,772
2009	2,772
2010	2,079
$11,781
Less imputed interest	___333
$11,448

(10)   Senior Credit Facility

On April 25, 2005, we received a $10,000,000 financing commitment under a Credit Agreement from Vectra Bank of Colorado (“Vectra Bank”). This commitment permits us to fund construction notes for built-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its owners.

On August 3, 2006 we executed a First Amendment to our Credit Agreement with Vectra Bank extending the expiration date of the facility to July 21, 2007, which is annually renewable. The terms and conditions of each construction note issued under the facility remain unchanged, and any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement.

As of June 30, 2006, we had one outstanding note under this facility with a maximum principal amount of $1,820,000 and a maturity date of March 6, 2007. As of June 30, 2006, this note had an outstanding principal amount of $1,711,301 and total accrued interest of $85,020.

On August 23, 2005, Riverdale Carwash Lot3A, LLC entered into a loan agreement with Vectra Bank in the amount of $1,200,000. The note, which is not part of the $10,000,000 construction facility with Vectra Bank, is being amortized monthly over a twenty-year period and has an eighteen month maturity. The note is due to mature on February 23, 2007 and as of June 30, 2006, this note had an outstanding principal balance of $1,172,169.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2006 our total outstanding principal due to Vectra Bank and our annual schedule of repayment is as follows:

December 31,
2006      $           -0-
2007            2,883,470
                          $ 2,883.470

(11)    Variable Compensation Plan

The variable compensation plan is designed to reward the senior management of AARD based upon the growth and profitability of the Company. The variable compensation pool is calculated by taking income after all expenses but before taxes. The income before taxes is then differentiated into two components; a base component and a growth component.

The base component is an amount equal to the income before taxes and variable compensation for the prior year. The growth component is calculated by subtracting the base component from the current year’s income before taxes and variable compensation. The variable compensation pool is calculated by multiplying the base component by 8% and the growth component by 15% and adding the two figures together.

(12)   Capitalized Interest and Interest Expense

For the period ended June 30, 2006 the Company has recognized $142,568 interest expense that is not related to capitalized projects and $120,817 additional capitalized interest expense that is included in either Construction in Progress or Property Held for Sale on the balance sheet June 30, 2006, with the exception of projects that were sold during the year, which would have included the capitalized interest amount in our Cost of Sales.

(13)   Letters of Intent

On December 21, 2005 we announced that we have entered into letters of intent with two entities to provide financing for our continuing operations. One of the entities is GDBA, who would convert approximately $3,000,000 of current debt into Convertible Preferred Stock. As a result, under each letter of intent, each entity would hold a total investment of $10,000,000 in two instruments, consisting of Senior Subordinated Notes, for a total of $7,000,000, and Convertible Preferred Stock, for a total of $3,000,000. The entity which is not GDBA, or its designees, would also be allowed to purchase an additional amount of Convertible Preferred stock up to an additional $300,000. The letters of intent are not binding upon the parties and remain subject to the execution of mutually acceptable contracts. As of August 7, 2006, no such contracts have been executed on either instrument and each remain outstanding only as letters of intent.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)

(14)   Noncontrolling Interests

Following is a summary of the noncontrolling interests in the equity of the Company's subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/ accrued for	Balance
	January 1, 2006	Noncontrolling Interest	Noncontrolling Interest	June 30, 2006

Firestone	$-	$(97,283)	$97,283	$-
Cypress	4,594	-	-	4,594
Stonegate	(9,843)	1,578	-	(8,265)
Bluffton	478	2,024	-	2,502
Bluffton 46	-	60	-	60
Laveen	-	298	-	298
West Valley	-	298	-	298
American Fork	269	3,536	-	3,805

Total	$(4,502)	$(89,489)	$97,283	$3,292

(15)     Change in Presentation

Certain classifications on the presentation of our Statement of Cash Flows for the period ended June 30, 2005 were changed to conform to our current period presentation.  This change in presentation does not result in a net change to the Statement of Cash Flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

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

Our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666  for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. However, for the six months ended June 30, 2006, we had an operating loss of $74,351, which included an operating profit of $130,765 for the three months ended March 31, 2006 and an operating loss of $204,722 for the three months ended June 30, 2006. Although we have had a modest profit for the past two fiscal years, we were unprofitable in our most recent fiscal quarter. We cannot say whether we will be able to achieve sustained profitability. We have only completed several transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue.  However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.

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

WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENT WITH OUR LARGEST SHAREHOLDER

We are currently dependant on our relationship with GDBA Investments, LLLP, (“GDBA”), our largest shareholder, through its Agreement to Fund. We would be unable to fund any projects if we lose our current funding commitment from GDBA. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.

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

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT'S EFFORTS.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Ms. Ann L. Schmitt, our President and CEO, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Ms Schmitt. We have not obtained key man life insurance on the lives of any of these individuals.

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

Results of Operations

The following discussion involves our results of operations for the quarters ending June 30, 2006 and June 30, 2005. Our revenues for the quarter ended June 30, 2006 were $143,917 compared to revenues for the quarter ended June 30, 2005 of $42,651. Revenues for both quarters were comprised entirely of rental income on completed properties available for sale. Our revenues for the six months ended June 30, 2006 were $2,018,995, of which $1,723,000 represented the sale of a Checker Auto Parts store from our TSD CSK Firestone, LLC on March 24, 2006, $268,995 was derived from rental income and $27,000 was from management fees. Our revenues for the six months ended June 30, 2005 were $42,651 and were derived entirely from rental income.

We recognize Cost of Sales on projects during the period in which they are sold. Because we sold no projects during the quarters ended June 30, 2006 or June 30, 2005, we had no Cost of Sales during those periods. Cost of Sales for the six months ended June 30, 2006 were $1,462,852 which was entirely associated with the cost of our Checker Auto Parts store in Firestone, Colorado.
Gross margins on the sale of this project were approximately 15.1%, which we believe is on the lower end of our anticipated normal range of gross margins for projects going forward. We had no Cost of Sales in the six months ended June 30, 2005.

Selling, general and administrative costs were $348,639 for the quarter ended June 30, 2006, compared to $165,368 for the quarter ended June 30, 2005. Selling, general and administrative costs were $630,494 for the six months ended June 20, 2006 compared to $245,750 for the six months ended June 30, 2005. These year over year increases were attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward.

We had a net loss of $213,312 for the three months ended June 30, 2006 compared to a net loss of $156,995 for the three months ended June 30, 2005. We had a net loss of $257,329 for the six months ended June 30, 2006 compared to a net loss of $243,648 for the six months ended June 30, 2005. The increased losses in each year over year period reflect higher revenues, which have been offset by increased operating costs. Much of the increase in operating costs can be attributed to the increased number of projects currently under development. Management believes that these projects will produce enough revenues during the current year to absorb these additional costs.

Our balance sheet on June 30, 2006 compared to June 30, 2005 reflects our increase in project activity year over year. Both assets and liabilities increased substantially and proportionally with our additional investments in projects and our required borrowing activity to finance them.

Liquidity and Capital Resources
Our cash balance on June 30, 2006 was $264,873, which included $116,736 in operating cash and $148,137 of restricted capital that was designated for specific projects and could not be used for our operations. This compares to a cash balance of $714,986 on June 30, 2005, which included $164,634 in operating cash and $550,352 of restricted capital that was designated for specific projects and could not be used for our operations. We generate operating cash from the sale of properties. We continue to be dependent on our ability to sell our projects on a timely basis in order to generate capital for our operations.

We decreased our net cash used in operating activities and net cash provided by financing activities substantially for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These changes are largely due to a fewer land purchases and less construction activity when comparing the quarters year over year. Management believes that this decrease is largely due to timing issues for the quarter and is not generally representative of the activity we anticipate for the remainder of the current fiscal year.

Management continues to assess the Company’s capital resources in relation to its ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund the operations and continued growth of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), each our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
    There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION

    Departure of Principal Officer

    Effective July 3, 2006, Mr. Charles J. Berling resigned from his position and employment at our Company. As of August 7, 2006 we have not appointed a replacement for Mr. Berling.

    Departure of Principal Officer; Appointment of New Principal Officer

 Effective August 7, 2006, Ms. Ann L. Schmitt has been elected by our Board of Directors as the new President and Chief Executive Officer. She succeeds Mr. Alexander V. Lagerborg, who  will become our Vice President of Marketing and Sales. Mr. Lagerborg remains on our Board of Directors.

Most recently, Ms. Schmitt was President of Aimbridge Lending, a private company and the country’s second largest auto loan originator and processing company for small to midsized financial institutions, serving 16 major U.S. markets. Prior to that, she led global risk solutions and management at MasterCard International. Ms. Schmitt has also had senior leadership positions with Citibank, US Bank, and Dove Consulting.

Under our employment arrangement with Ms. Schmitt, she will be paid a salary of $235,000 per annum, which includes a one-time bonus of $80,000, payable by the end of the first quarter of 2007. She will also receive a stock option to acquire 250,000 shares at the then-current market price with a four year vesting, with 62,500 options vesting each year on the anniversary of her employment. Annually, thereafter, 50,000 to 200,000 options will be granted based upon performance, with a target of 100,000 options at 100% of the plan.

She will also participate in our Company health and dental plan and life and disability insurance program. Finally, she will receive monthly parking and a health club membership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended June 30, 2006: JuneJune 8, 2006, relating to the resignation of an officer; April 26, 2006, relating to Form FD Disclosure; April 12, 2006, relating to the sale of an asset.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA REAL ESTATE CORP.
Date: August 14, 2006	By:	/s/ Ann L. Schmitt
Ann L. Schmitt
President, Chief Executive Officer

Date: August 14, 2006	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

24