Form 10QSB
period 2006-09-30
ACROSS AMERICA REAL ESTATE CORP
filed 2006-11-14
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006
Commission File No. 000-50764
Across America Real Estate Corp.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction of incorporation)	(IRS Employer File Number)

1660 17th Street, Suite 450
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☑
As of November 3, 2006, registrant had outstanding 16,036,625 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on November 3, 2006) was approximately $2,592,225.
Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☑

FORM 10-QSB
Across America Real Estate Corp.

PART I	FINANCIAL INFORMATION
References in this document to “us,” “we,” or “Company” refer to Across America Real Estate Corp. and its subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS
ACROSS AMERICA REAL ESTATE CORP.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2006

Assets
Cash and equivalents	$4,874,646
Escrow deposits (Note 4)	955,118
Accounts receivable, net (Note 4)
Related party	60,478
Employee advance	583
Property and equipment, net of accumulated depreciation (Note 5)	31,074
Construction in progress (Note 2)	2,506,843
Land held for development (Note 2)	7,829,318
Current tax asset (Note 7)	242,390
Deposits	18,583

Total assets	$16,519,033

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$45,367
Accrued liabilities	54,798
Indebtedness to related party (Note 3)	8,007,622
Note payable (Note 10)	2,155,304
Capital lease obligation (Note 9)	10,837
Security deposit	10,000
Deferred tax liability (Note 7)	67,593
Unearned revenue	128,183

Total liabilities	10,479,704

Shareholders’ equity (Note 6)
Noncontrolling interest (Note 14)	8,681
Convertible preferred stock, $.10 par value; 517,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,314,238
Retained earnings	(351,327)

Total shareholders’ equity	6,039,329

Total liabilities and shareholders’ equity	$16,519,033

See accompanying notes to condensed consolidated financial statements

ACROSS AMERICA REAL ESTATE CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Sales	$—	$848,628	$1,723,000	$848,628
Sales, related parties (Note 2)	5,050,000	—	5,050,000	—
Rental income (Note 2)	98,694	38,300	367,690	80,951
Management fees	32,725	256,490	59,725	256,490

Total revenue	5,181,419	1,143,418	7,200,415	1,186,069

Operating expenses:
Cost of Sales	—	848,613	1,462,848	848,613
Cost of Sales — related parties (Note 2)	4,767,622	—	4,767,622	—
Selling, general and administrative	512,843	183,293	1,143,337	429,043

Total Operating expenses	5,280,465	1,031,906	7,373,807	1,277,656

Income/(loss) from operations	(99,046)	111,512	(173,392)	(91,587)
Non-operating expense:
Interest Income	482	—	482	—
Interest Expense	(127,915)	(58,921)	(363,803)	(101,968)

Income/(loss) before income taxes and noncontrolling interest	(226,479)	52,591	(536,713)	(193,555)
Income tax provision	(54,041)	—	(196,439)	—

Income/(loss) before noncontrolling interest	(172,438)	52,591	(340,274)	(193,555)
Noncontrolling interest in income of consolidated subsidiaries	(2,867)	(2,498)	(92,357)	—

Net income/(loss)	$(175,305)	$50,093	$(432,631)	$(193,555)

Basic and diluted income/(loss) per share	(0.01)	0.00	(0.03)	(0.01)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625	16,036,625	16,036,625

See accompanying notes to condensed consolidated financial statements

ACROSS AMERICA REAL ESTATE CORP.
Consolidated Statement of Changes
September 30, 2006

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss)	$(432,631)	$(193,555)
Cash restricted for project development	258,818	(785,668)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	5,629	966
Changes in current assets and current liabilities:
Construction in progress	(1,339,028)	(609,439)
Real estate held for sale	4,855,790	(2,125,656)
Land held for development	(2,834,900)	(7,739,748)
Accounts receivable	44,564	—
Accounts payable and accrued liabilities	(109,941)	178,360
Income tax assets and liabilities	(224,415)	—
Indebtedness to related party	150,000	—

Net cash (used in) operating activities	373,886	(11,274,740)

Cash flows from investing activities:
Payments for deposits	276	(13,133)
Payments for property and equipment	(7,514)	(3,322)
Issuance of notes receivable	(489,958)	(404,375)
Unearned Revenue	128,183	—
Proceeds from repayment of notes receivable	25,000	80,000
Security deposit	—	—

Net cash (used in) investing activities	(344,013)	(340,830)

Cash flows from financing activities:
Distributions received from members, net	15,846	—
Proceeds from sale of convertible preferred stock	6,204,000	—
Proceeds from related party loans (Note 3)	5,488,688	8,985,247
Repayment of related party loans (Note 3)	(6,046,546)	(2,312,432)
Proceeds from note payable (Note 10)	2,901,598	4,415,365
Repayment of note payable (Note 10)	(3,897,893)	—
Repayment of lease obligation (Note 9)	(1,416)	—

Net cash provided by financing activities	4,664,277	11,088,180

Net change in cash	4,694,150	(527,390)
Cash and equivalents, beginning of period	180,496	527,390

Cash and equivalents, end of period	$4,874,646	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—

Interest	$1,155,680	$—

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries:

Name of Subsidiary	Ownership
CCI Southeast, LLC (“CCISE”)	100.00%
AARD-Belle Creek, LLC (“Belle Creek”)	100.00%
CCI Corona, LLC (“CCI Corona”)	100.00%
AARD-Greeley-Lot 3, LLC (“Greeley”)	100.00%
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
Across America Real Estate Exchange, Inc.	100.00%
Across America Financial Services, Inc.	100.00%
Cross Country Properties II, LLC (“CCPII”)	80.00%
AARD-Stonegate, LLC (“Stonegate”)	51.00%
AARD-Charmar-Olive Branch, LLC (“Olive Branch”)	51.00%
AARD-Cypress Sound, LLC (“Cypress Sound”)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC(“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC	51.00%
AARD Westminster OP7, LLC (“Westminster”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
L-S Corona Pointe, LLC (“L-S Corona”)	50.01%
Cross Country Properties III, LLC (“CCPIII”)	50.00%
All significant intercompany accounts and transactions have been eliminated in consolidation.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
(2)	Real Estate Development Projects
Projects Sold during the Quarter Ended September 30, 2006:
Riverdale
On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property, to develop an express tunnel carwash located in Littleton, Colorado. The parties formed a limited liability company for the development of the project. The name of the limited liability company was Riverdale Carwash Lot3A, LLC. S&O Development originally owned 49.9% of Riverdale Carwash Lot3A, LLC and we originally owned 50.1%. The parties agreed to split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses are paid and settled. The project was completed on April 23, 2005 and our total cost to build the project was $2,159,218.
On August 19, 2005, we purchased S&O Development’s ownership in Riverdale Carwash Lot 3A, LLC for $53,641, giving us 100% ownership of the Riverdale project.
On April 23, 2005, Riverdale leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the quarter ended September 30, 2006 we have recognized $56,488 in rental income.
On September 28, 2006 Riverdale Carwash Lot 3A, LLC sold the property to Aquatique Industries, Inc. for $2,450,000, which is included in the accompanying condensed, consolidated financial statements as Sales, Related Party.
Stonegate
On May 20, 2005, we (through our wholly-owned subsidiary, AARD-Stonegate, LLC) entered into an agreement with Castle Brae Development LLC (“Castle”), an unaffiliated builder and developer of commercial property. Under the agreement, Castle developed a car wash facility located in Parker, Colorado.
In August 2005, we amended the Operating Agreement of AARD-Stonegate, LLC, giving Castle 49% membership interest in AARD-Stonegate, LLC, retaining 51% membership interest for ourselves. Under the terms of the amended agreement, profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled. The project was completed in December 2005 for a total construction cost of $2,608,404.
On December 31, 2005, Stonegate leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the quarter ended September 30, 2006 we have recognized $42,206 in rental income.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
On September 28, 2006 AARD Stonegate LLC sold the property to Aquatique Industries, Inc. for $2,600,000, which is included in the accompanying condensed, consolidated financial statements as Sales, Related Parties.
Current Development Projects:
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
West Valley
On November 21, 2005, we (through our subsidiary, South Glen Eagles Drive, LLC (“West Valley”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development and construction costs and interest and fee expenses are paid and settled.
AARD Stonegate Econolube
On October 25, 2005 we (through our subsidiary, AARD Stonegate Econolube, LLC) entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
AARD Westminster OP7
On July 11, 2006, we through our subsidiary, AARD Westminster OP7 (“Westminster OP7”) entered into an arrangement with Echo Sierra Enterprises, Inc., and NOI Four, LLC to purchase and finish a partially developed project located in Westminster, CO with leases in place for Starbucks Corporation and Floyd’s Barbershops. The project, located in Westminster, CO, was approximately 90% completed and was approximately 75% leased when we purchased it and we intend to complete development of the project, lease the remainder of the building and sell it to investors. AARD owns 51% of the LLC and Echo Sierra Enterprises and NOI Four each own 24.5% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development costs and interest and fee expenses are paid and settled.
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
On September 27, 2006, we completed a $10 million private placement with BOCO Investments, LLC consisting of 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share and $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. Additionally Joseph Zimlich, BOCO Investments, LLC’s CEO purchased 17,000 shares of Series A Convertible Preferred Stock at $12.00 per share in his own name.
On September 27, 2006, simultaneous to the BOCO Investment private placement, GDBA Investments replaced the Agreement to Fund with a new investment structure to mirror the BOCO investment that also included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed.
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. The Senior Subordinated Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. The Revolving Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
Our intention is to draw equal investments from GDBA and BOCO, so with the additional capital infusion from BOCO, on September 28, 2006 we paid down $3,812,056 in principal and $1,155,680 in accrued interest to GDBA Investments.
Our Subordinated Debt Balances on September 30, 2006 were:

	GDBA	BOCO
Senior Subordinated Note	$3,500,000	$3,500,000
Subordinated Revolving Note	$507,622	$500,000

Total	$4,007,622	$4,000,000

(4)	Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $955,118 in earnest money deposits outstanding at September 30, 2006. These deposits were collateralized by promissory notes from our development partners.
(5)	Property and Equipment
The Company’s property and equipment consisted of the following at September 30, 2006:

Equipment	$20,443
Furniture and fixtures	6,270
Computers and related equipment	12,477

39,190
Less accumulated depreciation	(8,116)

$31,074

Depreciation expense totaled $5,960 and $966 for the nine months ended September 30, 2006 and September 30, 2005 respectively.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
(6)	Shareholders’ Equity
Preferred Stock
The Board of Directors authorized 1,000,000 shares of preferred stock with a par value of $.10, in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
On September 27, 2006, the Company designated and issued 517,000 preferred shares as Series A Convertible Preferred Stock. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price.
Common Stock
As of September 30, 2006 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
(7)	Income Taxes
The provision for income taxes for the nine months ended September 30, 2006, consists of the following:

Current:
Federal	$(232,715)
State	(31,317)

(264,032)
Deferred:
Federal	59,719
State	7,874

67,593

Total income tax provision	$(196,439)

The reconciliation of the income tax expense computed at U.S. federal statutory rates to the provision for income taxes is as follows:

Tax at US federal statutory rates	$(213,832)
State income taxes, net of federal	(28,416)

(242,248)
Change in beginning deferred balance	45,809

Total income tax benefit	$(196,439)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Deferred revenue	$109,432
Prepaid expense	3,160
Depreciation	2,201
Deferred tax liability:
Revenue	(77,030)
Capital gains	(52,724)
Prepaid expense	(52,632)

Net deferred income tax liability	$(67,593)

As of September 30, 2006, no valuation allowance has been provided based on the Company’s assessment of the future realizability of certain deferred tax assets.
(8)	Operating Lease Commitments
Lessee
The Company entered into an office lease agreement on October 28, 2005, which commenced November 1, 2005 and expires December 31, 2006. The lease payment is $4,146 per month.
Combined future minimum lease payments under the leases are as follows:

December 31,
2006	$12,438

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
(9)	Capital Lease Obligations
The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.
Future minimum lease payments under the lease are as follows:

December 31,
2006	$693
2007	2,772
2008	2,772
2009	2,772
2010	2,079

$11,088
Less imputed interest	251

$10,837

(10)	Senior Credit Facilities
Vectra Bank Colorado:
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
As of September 30, 2006, we had one outstanding note under this facility with a maximum principal amount of $1,245,000 and a maturity date of August 25, 2007. As of September 30, 2006, this note had an outstanding principal amount of $607,580 and total accrued interest of $34.

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
Academy Bank:
On September 7, 2006 we took out interest only loan with Academy Bank for $1,540,000 to finance 80% of the purchase of our AARD Westminster OP7 project. The note has a two year maturity and will come due September 7, 2008.
As of September 30, 2006 our total outstanding principal due to our Senior lenders and our annual schedule of repayment is as follows:

December 31,
2006	$-0-
2007	$607,580
2008	$1,547,724

$2,155,304

(11)	Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $4,714,892 at September 30, 2006, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
(12)	Variable Compensation Plan
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

ACROSS AMERICA REAL ESTATE CORP.
Notes to Consolidated Financial Statements
(Unaudited)
(13)	Capitalized Interest and Interest Expense
For the period ended September 30, 2006 the Company has recognized $127,915 interest expense that is not related to capitalized projects and currently has $950,076 additional capitalized interest expense that is included in either Construction in Progress or Property Held for Sale on the balance sheet September 30, 2006, with the exception of projects that were sold during the year, which would have included the capitalized interest amount in our Cost of Sales.
(14)	Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

			Earnings
		Earnings allocated	disbursed/accrued
	Balance	to Noncontrolling	for Noncontrolling	Balance
Noncontrolling Interest	January 1, 2006	Interest	Interest	September 30, 2006
Firestone	$0	$-106,477	$106,477	$0
Cypress	4,594	0	0	4,594
Stonegate	-9,843	2,515	-937	-8,265
Bluffton	478	2,024		2,502
Bluffton 46	0	60		60
Laveen	0	298		298
West Valley	0	298		298
American Fork	269	8,925		9,194
				0

Total	$-4,502	$-92,357	$105,540	$8,681

(15)	Statement of Cash Flows Reclassification from Prior Year
On December 31, 2005 we reclassified several line items in our Statement of Cash Flows related to our projects from Cash Flows from Investing Activities to Cash Flows from Operating Activities to better represent these activities as those of our core business rather than investments made by the company. As such, we have changed the presentation of the Statement of Cash Flows for the nine months ended September 30, 2005 in the current filing from our filing a year ago to better represent the comparability for the two periods. This reclassification does not impact the overall financial statements.
(16)	Executive Employment Arrangement
Under our employment arrangement with Ms. Schmitt, she will be paid a salary of $235,000 per annum, plus a one-time bonus of $80,000, payable by the end of the first quarter of 2007. She will also receive a stock option to acquire 250,000 shares at the then-current market price with a four year vesting, with 62,500 options vesting each year on the anniversary of her employment. Annually, thereafter, 50,000 to 200,000 options will be granted based upon performance, with a target of 100,000 options at 100% of the plan.

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
Our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. However, for the nine months ended September 30, 2006, we had an operating loss of $173,392, which included an operating loss of $74,351 for the six months ended June 30, 2006 and an operating loss of $99,046 for the three months ended September 30, 2006. Although we have had a modest profit for the past two fiscal years, we were unprofitable in our most recent fiscal quarter. We cannot say whether we will be able to achieve sustained profitability. We have only completed several transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.

WE WILL NEED ADDITIONAL FINANCING IN THE FUTURE BUT CANNOT GUARANTEE THAT IT WILL BE AVAILABLE TO US.
In order to expand our business, we will continue to need additional capital. To date, we have been successful in obtaining capital for our projects, but we cannot guarantee that additional capital will be available at all or under sufficient terms and conditions for us to utilize it. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations. We expect that we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the investors’ investment.
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
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENT WITH OUR LARGEST SHAREHOLDERS
We are currently dependant on our relationship with GDBA Investments, LLLP, (“GDBA”) and BOCO Investments,LLC,(“BOCO”) our largest shareholders, through their respective equity investments and revolving loans We would be unable to fund any projects if we lose our current funding commitments from GDBA and BOCO. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.

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
THE MANNER IN WHICH WE FINANCE OUR PROJECTS CREATES THE POSSIBILITY OF A CONFLICT OF INTEREST.
We fund our projects with construction financing obtained through the efforts of our management and largest shareholders, GDBA and BOCO. This arrangement could create a conflict of interest with respect to such financings. However, there may be an inherent conflict of interest in the arrangement until such time as we might seek such financings on a competitive basis.
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
OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
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
BUYING A LOW-PRICED PENNY STOCK SUCH AS OURS IS RISKY AND SPECULATIVE.
Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to sell any of our shares you may own in the public markets.

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
On September 28, 2006, we completed a $20 million dollar funding. BOCO Investments, LLC, a private Colorado limited liability company, agreed to provide us with new funding through a $7 million subordinated debt vehicle and a $3 million preferred convertible equity. Simultaneously, GDBA Investments, LLLP, has agreed to restructure its $10 million in subordinated debt to mirror the structure of the BOCO Investments, LLC contribution, including $3 million preferred convertible equity.
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
Results of Operations
The following discussion involves our results of operations for the quarters ending September 30, 2006 and September 30, 2005.

Our revenues for the quarter ended September 30, 2006 were $5,181,419 compared to revenues for the quarter ended September 30, 2005 of $1,143,418. For the quarter ended September 30, 2006, the company recognized $5,050,000 in revenue through a related party sale of its Riverdale and Stonegate properties to Aquatique Industries, Inc., a company controlled by GDBA, one of our largest shareholders Rental income for the quarter ended September 30, 2006 was $98,694 compared to $38,300 for the quarter ended September 30, 2005. Management fees were $32,725 for the quarter ended September 30, 2006 and were $256,490 for the quarter ended September 30, 2005.
Project sales for the nine months ended September 30, 2006 were $6,773,000, of which $5,050,000 were sales to a related party. Project sales for the nine months ended September 20, 2005 were $848,628. Rental income for the nine months ended September 30, 2006 was $367,690 compared to $80,951 for the nine months ended September 30, 2005. This increase was due to a longer that anticipated holding period for the Stonegate and Riverdale properties. Management fees for the nine months ended September 30, 2006 were $59,725 and were $256,490 for the nine months ended September 30, 2005 due to a large number of projects entered into in the third quarter of 2005.
We recognize cost of sales on projects during the period in which they are sold. Cost of sales for the quarter ended September 30, 2006 were $4,767,622 compared to $848,613 for the quarter ended September 30, 2005. Cost of sales for the nine months ended September 30, 2006 were $6,230,470 compared to $848,613 for the nine months ended September 30, 2005. Gross margin for the nine months ended September 30, 2006 was 8.0%, substantially lower than our target gross margin due to a slight loss on our Stonegate project. Our gross margin for the nine months ended September 30, 2005 was zero because our only sale was vacant property sold at our cost.
Selling, general and administrative costs were $512,843 for the quarter ended September 30, 2006, compared to $183,293 for the quarter ended September 30, 2005. Selling, general and administrative costs were $1,143,337 for the nine months ended September 30, 2006 compared to $429,043 for the nine months ended September 30, 2005. These year-over-year increases were attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward.
We had a net loss of $175,305 for the three months ended September 30, 2006 compared to a net profit of $50,093 for the three months ended September 30, 2005. We had a net loss of $432,631 for the nine months ended September 30, 2006 compared to a net loss of $193,555 for the nine months ended September 30, 2005. The increased losses in each year over year period reflect higher revenues, which have been offset by increased operating costs. Much of the increase in operating costs can be attributed to the increased number of projects currently under development.
Liquidity and Capital Resources
Our balance sheet on September 30, 2006 improved substantially from the prior reporting period due to our private placement and the infusion of $6,204,000 in Convertible Preferred Equity. Our cash balance on September 30, 2006 was $4,874,646 which was larger than anticipated due to timing issues related to the closing of our financing on September 28, 2006 and two land purchases which closed subsequent to the quarter end.

We decreased our net cash used in operating activities and net cash provided by financing activities substantially for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These changes are largely due to a fewer land purchases and less construction activity when comparing the periods year over year. Management believes that this decrease is largely due to timing issues related to specific project delays and is not generally representative of the activity we anticipate over the next several quarters. While net cash provide by financing decreased year over year, the components that make up our financing had a significant shift with the replacement of existing debt with equity.
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
On September 28, 2006, we completed a $20 million dollar funding. BOCO Investments, LLC, a private Colorado limited liability company, agreed to provide us with new funding through a $7 million subordinated debt vehicle and a $3 million preferred convertible equity. Simultaneously, GDBA Investments, LLLP, has agreed to restructure its $10 million in subordinated debt to mirror the structure of the BOCO Investments, LLC contribution, including $3 million preferred convertible equity.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During our annual shareholder meeting held October 26, 2006 G. Brent Backman and Eric Balzer were re-elected and Ann L. Schmitt and Joseph C. Zimlich were newly elected to our Board of Directors. Alexander V. Lagerborg and Daniel J. Wilhelm completed their terms on the Board of Directors on October 26, 2006. In addition, we approved an amendment to our Articles of Incorporation to permit the adoption of shareholder resolutions by less than unanimous consent;, We also approved and ratified our 2006 Incentive Compensation Plan. Finally, we approved and ratified the appointment of Cordovano and Honeck, P.C. as our independent auditors for the fiscal year ending December 31, 2006. All votes in favor of these actions were greater than a majority of the total issued and outstanding votes entitled to vote on each item under consideration.

ITEM 5.	OTHER INFORMATION
Departure of Principal Officer
Effective July 3, 2006, Mr. Charles J. Berling resigned from his position and employment at our Company. As of August 7, 2006 we have not appointed a replacement for Mr. Berling.
Departure of Principal Officer; Appointment of New Principal Officer
Effective August 7, 2006, Ms. Ann L. Schmitt has been elected by our Board of Directors as the new President and Chief Executive Officer. She succeeds Mr. Alexander V. Lagerborg, who subsequently resigned from Across America Real Estate Corp on October 13, 2006.
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
Under our employment arrangement with Ms. Schmitt, she will be paid a salary of $235,000 per annum, plus a one-time bonus of $80,000, payable by the end of the first quarter of 2007. She will also receive a stock option to acquire 250,000 shares at the then-current market price with a four year vesting, with 62,500 options vesting each year on the anniversary of her employment. Annually, thereafter, 50,000 to 200,000 options will be granted based upon performance, with a target of 100,000 options at 100% of the plan.
She will also participate in our Company health and dental plan and life and disability insurance program. Finally, she will receive monthly parking and a health club membership.

During our annual shareholder meeting held October 26, 2006 G. Brent Backman and Eric Balzer were re-elected and Ann L. Schmitt and Joseph C. Zimlich were newly elected to our Board of Directors. Alexander V. Lagerborg and Daniel J. Wilhelm completed their terms on the Board of Directors on October 26, 2006.

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
Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended September 30, 2006: June 8, 2006, relating to the resignation of an officer; April 26, 2006, relating to Form FD Disclosure; and April 12, 2006, relating to the sale of an asset.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA REAL ESTATE CORP.
Dated: November 9, 2006	By:	/s/ Ann L. Schmitt
Ann L. Schmitt
President, Chief Executive Officer,

Dated: November 9, 2006	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002