Form 10KSB
period 2006-12-31
ACROSS AMERICA REAL ESTATE CORP
filed 2007-03-30
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2006
Commission File No. 0-50764
Across America Real Estate Corp.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction of incorporation)	(IRS Employer File Number)

700 17th Street, Suite 1200 Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Securities to be Registered Pursuant to Section 12(b) of the Act: None
Securities to be Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0.001 per share par value
Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☑ No: ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

Registrant’s revenues for its most recent fiscal year were $8,459,994. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 22, 2007 was approximately $3,502,280. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 22, 2007, was 16,036,625.
FORM 10-KSB
Across America Real Estate Corp.
References in this document to “us,” “we,” or “Company” refer to Across America Real Estate Corp and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS.
(a) RISK FACTORS
You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.
WHILE WE HAVE GENERATED A MODEST PROFIT IN TWO OF OUR LAST THREE FISCAL YEARS, THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE.
Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. On the other hand, our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. Although we have had a modest profit in two of the past three fiscal years, we cannot say whether we will be able to achieve sustained profitability. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
WE WILL NEED ADDITIONAL FINANCING IN THE FUTURE BUT CANNOT GUARANTEE THAT IT WILL BE AVAILABLE TO US.
In order to expand our business, we will continue to need additional capital. To date, we have been successful in obtaining capital, but we cannot guarantee that additional capital will be available at all or under sufficient terms and conditions for us to utilize it. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations. We will need additional financing of some type, which we do not now possess, to fully develop our business plan. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our business plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the investors’ investment.
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
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependant upon our relationships with GDBA Investments, LLLP,(“GDBA”), our largest shareholder, and BOCO Investments, LLC,(“BOCO”) a private Colorado limited liability company. Each has provided us with funding through a $7 million subordinated debt vehicle and a $3 million preferred convertible equity. We would be unable to fund any projects if we lose our current funding commitment from these shareholders. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA and its principals. We are currently seeking to renew our senior credit facility without the continuation of these guarantees but cannot guarantee that we will be able to do so. In any case, we expect to rely upon both GDBA and BOCO for funding commitments for the foreseeable future.

OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COUL LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of December 31, 2006, we had total indebtedness under our various credit facilities of $12.8 million. Our indebtedness could have important consequences to you.
For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios, thereby reducing the availability of our cash flow for other purposes; or

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less indebtedness.

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of December 31, 2006, we had $12.7 million available to us for additional borrowing under our $24 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
OUR VARIOUS CREDIT FACILITIES HAVE RESTRICTIVE TERMS AND OUR FAILURE TO COMPLY WITH ANY OF THESE TERMS COULD PUT US IN DEFAULT, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND PROSPECTS.
Our various credit facilities contain a number of significant covenants. These covenants limit our ability and the ability of our subsidiaries to, among other things:
•	incur additional indebtedness;

•	make capital expenditures and other investments above a certain level;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any subsidiary;

•	pay dividends, make distributions or redeem capital stock in certain circumstances;

•	enter into transactions with our affiliates;

•	grant liens on our assets or the assets of our subsidiaries; and

•	make or repay intercompany loans.
Our various credit facilities require us to maintain specified financial ratios. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those ratios. A breach of any of these restrictive covenants or our inability to comply with the required financial ratios would result in a default under our various credit facilities or require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness. If the creditors accelerate amounts owing under our various credit facilities because of a default and we are unable to pay such amounts, the creditors have the right to foreclose on our assets.

WE PAY INTEREST ON ALL OF OUR CREDIT FACILITIES AT VARIABLE RATES, RATHER THAN FIXED RATES, WHICH COULD AFFECT OUR PROFITABILITY.
All of our credit facilities provide for the payment of interest at variable rates. None of our credit facilities provide for the payment of interest at fixed rates. We can potentially realize profitability to the extent that we can borrow at a lower rate of interest and charge a higher rate of interest in our operations. Because our credit facilities are at variable rates, our profit margins could be depressed or even eliminated by rising interest rates on funds we must borrow. Rising interest rates could have a materially adverse affect on our operations.
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
MANAGEMENT OF POTENTIAL GROWTH
We hope to experience rapid growth which, if achieved, will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our systems, procedures or controls will be adequate to support our expanded operations or that we will be able to obtain facilities to support our growth. Our inability to effectively manage our future growth would have a material adverse effect on us.
THE MANNER IN WHICH WE FINANCE OUR PROJECTS CREATES THE POSSIBILITY OF A CONFLICT OF INTEREST.
We fund our projects with construction financing obtained through the efforts of our management and our shareholders, GDBA and BOCO. This arrangement could create a conflict of interest with respect to such financings. However, there may be an inherent conflict of interest in the arrangement until such time as we might seek such financings on a competitive basis.
LACK OF INDEPENDENT DIRECTORS
We do not have a majority of independent directors on our board of directors and we cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between our stockholders and us generally and the controlling officers, stockholders or directors.
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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for our products or services; seasonal trends in financing; the amount and timing of capital expenditures and other costs relating to the development of our properties; price competition or pricing changes in the industry; technical or regulatory difficulties; general economic conditions; and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.
OUR SUCCESS WILL BE DEPENDENT UPON OUR OPERATING PARTNERS’ EFFORTS.
Our success will be dependent, to a large extent, upon the efforts of our operating partners in our various projects. To the extent that these partners, individually or collectively, fail to develop projects in a timely or cost-effective manner, our profit margins could be depressed or even eliminated. If we cannot or do not select appropriate partners for our projects, our profitability and viability will suffer. The absence of one or more partners who develop projects in a timely or cost-effective manner could have a material, adverse impact on our operations.
OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Ms. Ann L. Schmitt, our President, and James W. Creamer, III, our Chief Financial Officer, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Ms. Schmitt or Mr. Creamer. We have not obtained key man life insurance on the lives of any of these individuals.
LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS
Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provides, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did engaged in intentional misconduct or gross negligence. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs.
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

(b) NARRATIVE DESCRIPTION OF THE BUSINESS
Organization
As of March 23, 2007 we are comprised of one corporation with twenty-three active subsidiaries. These subsidiaries and Across America Real Estate’s percentage of ownership are as follows:

Name of Subsidiary	Ownership
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
AARD-Stonegate, LLC (“Stonegate”)	51.00%
AARD Charmar Arlington Boston Pizza, LLC (“Arlington”)	51.00%
AARD MDJ Goddard, LLC (“Goddard”)	51.00%
AARD-Cypress Sound, LLC (“Cypress Sound’)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton 278”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD-Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD-Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD ‘2245 Main Street, LLC (“Plainfield”)	51.00%
AARD-Buckeye, LLC (“Buckeye”)	51.00%
We file under the Securities Exchange Act of 1934 (the “1934 Act”)on a voluntary basis because we plan to engage in equity and/or debt financing in the foreseeable future and believe that our fund raising will be enhanced by having a record of regular disclosure under the 1934 Act. We have no plans in the foreseeable future, under any circumstances, to terminate our registration under the 1934 Act.
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
In 2006 we expanded our activity to ten states throughout the United States. We intend to continue our efforts to expand our presence throughout the United States through our focus of build-to-suit construction projects for national and regional retailers.

Funding:
We divide our funding sources into two general pools:
1)	Equity and Subordinated Debt

2)	Senior Debt
We utilize our Equity and Subordinated Debt to make initial land purchases, to fund pre-construction costs and to satisfy the equity requirements for our senior line. We utilize our Senior Debt to fund up to 75% of total development costs once certain conditions have been met and construction has begun.
Equity and Subordinated Debt:
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
On September 28, 2006, we completed a $10 million private placement with BOCO Investments, LLC consisting of 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share and $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. Additionally Joseph Zimlich, BOCO Investments, LLC’s CEO purchased 17,000 shares of Series A Convertible Preferred Stock at $12.00 per share in his own name.
On September 28, 2006, simultaneous to the BOCO Investment private placement, GDBA Investments replaced the Agreement to Fund with a new investment structure to mirror the BOCO investment that also included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed.
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
Senior Credit Facility:
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

Projects:
American Fork
On June 14, 2005, we through our subsidiary, State & 130th, LLC, (“American Fork”) entered into an arrangement with Automotive Development Group, LLC. (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores.
In September, 2005 we purchased property located in American Fork, UT, which was subsequently subdivided into two separate lots, each owned by State & 130th, LLC. We developed a Grease Monkey and a Fed Ex Kinko’s on the two sites and both were completed and occupied in the fourth quarter of 2006.
On December 13, 2006, we sold the Grease Monkey to an unaffiliated third party for $1,060,000 and recognized a profit of $73,582. Under the agreement with ADG, Across America Real Estate is entitled to a preferred return on the combined properties developed under State & 130th LLC of $150,000. Because the profits of the LLC have not yet exceeded our preferred return, we recognized the entire profit of the Grease Monkey property. As of March 22, 2007, the Fed Ex Kinko’s property is under contract to be sold to an unaffiliated third party.
Cypress Sound
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper (“Harper”), an unaffiliated builder and developer of commercial property. We and Mr. Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC (“Cypress Sound”). Harper owns 49% of Cypress Sound and we own 51%. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. As of March 22, 2007, the Cypress Sound project has not yet progressed forward and we are currently in negotiations with Mr. Harper to purchase our interest in the LLC.
Ridgeview
On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of commercial property. The Company and ADG intended to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC (“Ridgeview”). ADG owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. As of March 22, 2007 we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
Bluffton 278
On June 14, 2005, we through our subsidiary, Hwy 278 & Hwy 170, LLC, (“Bluffton 278”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. As of March 22, 2007 we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
Laveen
On June 14, 2005, we through our subsidiary, 53rd and Baseline, LLC, (“Laveen”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Laveen, Arizona. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. As of March 22, 2007 we have made no progress towards developing the project. We currently have the land under contract to sell to an unaffiliated third party.

Bluffton 46
On April 1, 2006, we (through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. As of March 22, 2007, we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
West Valley
On November 21, 2005, we (through our subsidiary, South Glen Eagles Drive, LLC (“West Valley”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. In November, 2006 we broke ground on the Grease Monkey project and it is currently under construction. We also subdivided the property and have an additional retail lot which is currently under contract to sell to an unaffiliated third party.
AARD Stonegate Econolube
On October 25, 2005 we through our subsidiary, AARD Stonegate Econolube, LLC entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC. As of March 22, 2007, we had not yet begun construction on the project, but are in the final preconstruction phase and are preparing to move forward with construction.
AARD Westminster OP7
On July 11, 2006, we through our subsidiary, AARD Westminster OP7 (“Westminster OP7”) entered into an arrangement with Echo Sierra Enterprises, Inc., and NOI Four, LLC to purchase and finish a partially developed project located in Westminster, CO with leases in place for Starbucks Corporation and Floyd’s Barbershops. The project, located in Westminster, CO, was approximately 90% completed and was approximately 75% leased when we purchased it and we intend to complete development of the project, lease the remainder of the building and sell it to investors. AARD owns 51% of the LLC and Echo Sierra Enterprises and NOI Four each own 24.5% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Bader Family Dollar
On October 5, 2006, we through our subsidiary, Eagle Palm I, LLC (“Bader Family Dollar”) entered into an arrangement WB Properties of Georgia/MLK, LLC (“WB Properties”) an unaffiliated developer of commercial property, to develop a Family Dollar Store in Atlanta, GA. WB Properties owns 49% of the LLC and AARD owns 51% of the LLC. Construction of the project has commenced and upon completion, all profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.

Buckeye
On November 8, 2006, we (through our subsidiary, AARD Buckeye, LLC (“Buckeye”) entered into an arrangement with Simon Development Corp (“Simon”) an unaffiliated builder and developer and operator of convenience stores and gas stations. We intend to develop a C Store, Gas Station and Carwash located in Buckeye, AZ. Simon owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
AARD Greeley
On November 30, 2006 we through our subsidiary, AARD-Charmar Greeley, LLC (“AARD Greeley”) entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We purchased two adjoining sites in Greeley, CO and intend to develop a Firestone Tire Center on one site and a Starbuck’s and additional retail on the other. Charmar Properties owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
AARD Plainfield
On November 30, 2006, we (through our subsidiary, 2245 Main St, LLC (“AARD Plainfield”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intend to develop a Fed Ex Kinko’s located in Plainfield, IN. Situs owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
AARD Evansville
On December 5, 2006, we (through our subsidiary, 5020 Lloyd Expressway, LLC (“AARD Evansville”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intend to develop a Fed Ex Kinko’s located in Evansville, IN. Situs owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
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

(d) MARKETS
We are currently focused on the development of build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. We operate primarily in the sale-leaseback market whereby the retailers sign long term leases prior to development and our majority-owned subsidiary constructs the project with the intent of selling the property to third party investors upon project completion. During 2006 we had activities, ranging from the preliminary stage of the development process to completed projects in Arizona, California, Colorado, Florida, Georgia, Indiana, Kansas, South Carolina, Texas, Utah and Washington. To date our projects have included Advanced Auto Parts, Starbuck’s, Fed Ex Kinko’s, Firestone Tire Center, IHOP Restaurant, Lone Star Steakhouse & Saloon, Grease Monkey, Family Dollar Stores, Econolube and Checker Auto Parts. We have generally acquired our projects through the relationships of our development partners. During 2006 our strategy on increasing our project pipeline centered on increasing the number of our development partners in addition to increasing the number of projects annually with our existing development partners.
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
(g) BACKLOG
At December 31, 2006, we had no backlogs.
(h) EMPLOYEES
We have approximately seventeen fulltime employees, ten of which are in our corporate headquarters in Denver, CO and include executives, accounting, project management, operations and support staff. Seven of our employees are sales professionals in the field. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.
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
(m) SUBSEQUENT EVENTS
On January 10, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to Company shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Across America Real Estate Exchange, Inc. and.Across America Financial Services, Inc. to be issued for each ten shares issued and outstanding of our common stock or common stock upon conversion of our preferred stock owned by such shareholders as of the Record Date. The registration statements of Across America Real Estate Exchange, Inc. and.Across America Financial Services, Inc.became effective on February 21, 2007 and March 19, 2007, respectively. The new shares of Across America Real Estate Exchange, Inc. and.Across America Financial Services, Inc. were distributed to our shareholders on or about March 23, 2007.
(n) HOW TO OBTAIN OUR SEC FILINGS
We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.
Our investor relations department can be contacted at our principal executive office located at our principal office 700 17th Street, Suite 1200, Denver, Colorado 80202. Our phone number at our headquarters is (303) 893-1003 and our website is www.acrossamerica.com.
ITEM 2. DESCRIPTION OF PROPERTY.
Our executive offices are currently located at 700 17th Street, Suite 1200, Denver, Colorado 80202. We lease this office space from an unaffiliated third party.
ITEM 3. LEGAL PROCEEDINGS.
No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 26, 2006, we held our Annual Meeting of Shareholders. A total of 16,856,625 voting shares out of a possible 18,104,625 voting shares were present in person or by proxy. The meeting was held for the following purposes:
1. To elect four members (Ann L. Schmitt, G. Brent Backman, Eric Balzer, and Joseph Zimlich) to our Board of Directors, each to hold office until the 2007 Annual Meeting and until his or her successor is elected and qualified;
2. To amend our Articles of Incorporation to permit the adoption of shareholder resolutions by less than unanimous consent;
3. To consider, approve and ratify the 2006 Incentive Compensation Plan;
4. To consider, approve and ratify the appointment of Cordovano and Honeck, P.C. as our independent auditors for the fiscal year ending December 31, 2006; and
The results of the voting are as follows:

	FOR	AGAINST	ABSTAIN
Election of Directors	16,856,375	250	0
Amend Articles	16,846,500	10,000	125
Approve Compensation Plan	16,856,375	0	0
Appoint Auditors	16,856,625	0	0
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
The following table sets forth the high and low closing prices of our common stock on for the periods indicated in 2006 and 2005.

	Closing Price
2006	High	Low
First Quarter	$4.50	$2.00
Second Quarter	$3.15	$2.25
Third Quarter	$3.25	$2.00
Fourth Quarter	$6.15	$1.50

	Closing Price
2005	High	Low
First Quarter	$2.95	$1.30
Second Quarter	$2.95	$1.50
Third Quarter	$3.00	$2.00
Fourth Quarter	$2.50	$1.50
On March 22, 2007, the closing price of our common stock in the OTC Bulletin Board was $2.00 per share and our volume was 0 shares.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
As of the date hereof, a total of 16,036,625 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was 112.
(c) DIVIDENDS
Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.
(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990
The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.
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
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:
•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;
The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.
In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.
General
Our results of operations will probably be subject to variations. The results for a particular period may vary as a result of a number of factors. These include:
•	the overall state of the real estate segment of the economy,

•	the development status of and demand for our services and products,

•	economic conditions in our markets,

•	the timing of expenditures in anticipation of future revenues,

•	the mix of services and products sold by us,

•	the introduction of new services and products,

•	product enhancements by us or our competitors, and

•	pricing and other competitive conditions,

•	changes in interest rates,

•	changes in federal and state income tax laws.
Overview and Recent Developments
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
We had a significant shift in management during 2006 with the addition of Ann L. Schmitt as President & CEO in August, 2006 and the departures of Alexander V. Lagerborg and Charles Berling. The current management spent significant time assessing the current business model and strategizing the company’s business plan going forward.
In October, management began to implement a national sales strategy where six sales regions were created throughout the United States, to include the Pacific Northwest, Southwest, South Central, Midwest, Southeast and Mid Atlantic regions. Regional vice presidents were hired to manage each of the regions, which encompass five to six states. Management focused on hiring people with significant experience and established contacts in real estate, specifically in the triple net small-box retail space. Each regional vice president is responsible for marketing our services to retailers and developers throughout their regions, as well as hire and manage sales representatives and utilize independent contractors to cover the smaller markets in their regions. Additionally, we also hired a national sales manager, who in addition to supervising the regional sales vice presidents, is responsible for the marketing the company to national retail chains.
Management has also begun to build up our infrastructure in order to manage our anticipated increased deal flow. We have, and will continue to increase staff in the critical operational functions of our business including project management, portfolio management and underwriting, accounting, human resources and support staff.
Additionally, beginning in October, management analyzed its core business model and evaluated its execution of the basic model for the previous year. The result of this analysis was a decision to focus on entering into projects with strong national or regional credit tenants and must focus on acquiring, developing and selling projects within an average time frame of seven to eight months from purchasing land. In addition, management has assessed our current inventory, which as of December 31, 2006 (excluding new projects acquired in late November and December) had an average holding period of approximately 14.9 months. Each property currently held has been reevaluated and decisions made whether or not to continue with development or to sell the undeveloped property into the marketplace. In general, new projects we enter into are being underwritten to have a total holding period of seven to eight months. We believe that this will help us attain our goal of turning our capital 1.6 times per year.

In conjunction with our business execution analysis, it was determined that projects with one developer, which comprised 34.5% of our project assets as of December 31, 2006, were significantly underperforming. As such management made the decision to terminate our business relationship with the developer and take control of the projects. Each project has been evaluated with respect to the feasibility of moving forward with development, and based on this analysis, we will progress forward developing certain projects and will liquidate the undeveloped land in other projects. While the situation will likely compress our margins to some degree, it is our belief that we will be able dispose of these projects in 2007 at or above our cost basis for the portfolio of projects.
We have seen significant progress in our qualified prospects and deal pipeline with the addition of our national sales force and our renewed focus on strong developers with strong credit tenant relationships. Furthermore, we are actively pursuing relationships with developers who have multi unit agreements with national brand retailers in addition to building relationships directly with the retailers. We believe that this strategy will not only allow us to accelerate our growth, but will also enable us to incorporate operating efficiencies and increase project profitability by leveraging the economies of scale.
During the year ended December 31, 2006, we also made significant progress on our capital structure. On September 28, 2006 we completed a private placement transaction which converted $10 million from our previous Agreement to Fund from GDBA Investments and added another $10.2 million from BOCO Investments, LLC and its CEO Joseph Zimlich. The completion of this transaction gave us a total of $20.2 million of capital, which included $14 million of subordinated debt and an additional $6.2 million of convertible preferred equity. We also renewed our $10 million Senior Credit Facility with Vectra Bank Colorado in August 2006 and we are actively seeking an additional $25 million Senior Credit Facility with another lending institution.
Results of Operations
The following discussion involves our results of operations for the fiscal years ending December 31, 2006 and December 31, 2005. Our revenues for the twelve months ended December 31, 2006 were $8,459,994 compared to revenues of $7,951,962 for the twelve months ended December 31, 2005, which represents a year over year increase of approximately 6.4%. Total project sales represented $7,833,000, including $5,050,000 of related party sales, for the period ended December 31 2006, compared to total project sales of $7,420,628 for the period of 2005, representing a year over year increase of 5.6%.
Our slower than anticipated year over year growth was largely due to longer than expected project development periods that pushed anticipated completion and disposition dates beyond 2006. Because these projects will likely sell in 2007, in addition to an increased sales pipeline we would expect to see significantly higher growth in our year over year revenues for 2007.
We also generate revenues from rental income of properties that are completed and have not yet been sold, in addition to management fees we charge to the project at the time of the land acquisition. Rental income increased to $414,044 for the year ended December 31, 2006 compared to $220,844 for the year ended December 31, 2005, largely due to the increased hold time for our Riverdale and Stonegate properties which accounted for approximately 89% of our rental income for 2006. Management fees decreased to $212,950 for the year ended December 31, 2006 compared to $310,490 for the year ended December 31, 2005. This decline was due to fewer projects entered into as a whole during 2006 as compared to 2005. We anticipate that both of these trends will reverse themselves as our management focuses on more efficiently executing the acquisition and disposition of projects going forward. As the we grow, we would expect rental income to be a fairly insignificant portion of revenues going forward; whereas management fees should grow proportionally with our project growth.

Gross profits and gross margins on our projects sold decreased in 2006 to $616,112 and 7.9% respectively for the year ended December 31, 2006 compared to $742,371 and 10.0% respectively for the year ended December 31, 2005. This represents a year over year decline on gross profits of 17% and is attributable to the poor performance of two of four projects sold in 2006.
The gross profit adjusted by “Non-controlling Interest in Income of Consolidated Subsidiaries” is the portion of gross profit that we retain after paying our development partner their share of the profits. Our portion of Gross Profit and equivalent margin after this adjustment was $523,755 and 6.95% respectively for the year ended December 31, 2006 compared to $454,409 and 6.1% respectively for the year ended December 31, 2005, representing a year over year increase of 15.3%. The increase of our portion of gross profit is due to the sale of one project where we were the sole owner and the sale another project where the gross profit was below our preferred return. On each of these projects, we retained the full project profit as our share.
We target projects that will yield gross margins at the project level of 15% to 20%, of which the portion allocated to us would be 50% of the project profit. However, we generally retain a “preferred return” on each of our projects which protects us from potential margin compression on projects. If the profit at the project level drops below a certain level, we will retain higher than 50% of those profits.
Selling, general and administrative costs were $1,861,011 for the year ended December 31, 2006 compared to $727,839 for the year ended December 31, 2005, representing an increase of approximately 156%. This increase was attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward.
We had a net loss of $735,711 for the year ended December 31, 2006 compared to net income of $77,666 for the year ended December 31, 2005. This substantial change in profitability was due to relatively flat year over year revenues along with a substantial increase in selling, general and administrative costs incurred, particularly with the addition of new management and sales staff in the second half of 2006. Given that our targeted project cycle is between seven and eight months and we recognize the majority of our revenue once a project is sold upon completion, there is an expected lag of increased revenues to offset the increased cost of our additional sales and infrastructure. We anticipate that much of the increased revenue from our additional sales efforts will be realized in the second half of 2007. We would anticipate generating enough revenue in 2007 to support the additional infrastructure and believe we will return to profitability.
Liquidity and Capital Resources
Cash and cash equivalents, excluding restricted cash, increased from $180,496 on December 31, 2005 to $1,097,440 on December 31, 2006.
Cash used in operating activities decreased to $5,706,840 for the year ended December 31, 2006 compared to $7,617,457 for the prior year. This was primarily the result of our commencing fewer projects than anticipated. With our increased sales activity, management believes that this trend will reverse in 2007 and as deal flow and development increases.
Cash used in investing activities decreased to $67,779 for 2006 compared to $451,826 for the prior year. The primary cause was that the issuance of notes receivable for earnest money was only slightly higher than the existing notes that were reclassified into construction in progress.
Cash provided by financing activities decreased to $6,691,563 for 2006 compared to $$7,722,389 for 2005. We expect cash provided from financing activities to increase with our anticipated increase in deal flow for 2007. Total availability on our two Senior Subordinated Revolving Notes was $3,166,585 and we had availability of $9,578,597 on our Senior Credit Facility as of December 31, 2006.

Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.
Recently Issued Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

On September 29, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.
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

ITEM 7. FINANCIAL STATEMENTS.
ACROSS AMERICA REAL ESTATE CORP.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders: Across America Real Estate Corp.
We have audited the accompanying consolidated balance sheet of Across America Real Estate Corp. as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Corp. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 22, 2007

Across America Real Estate Corp.
Consolidated Balance Sheet
December 31, 2006

Assets
Cash & cash equivalents (Note 1)	$1,097,440
Deposits held by development partners (Note 5)	576,324
Accounts receivable, net (Note 1)	31,830
Property and equipment, net (Note 6)	86,553
Real estate held for sale (Note 3)	2,779,741
Construction in progress (Note 3)	2,265,543
Land held for development (Note 3)	11,817,208
Current tax asset (Note 8)	261,476
Deferred tax asset (Note 8)	28,207
Deposits	66,330

Total assets	$19,010,652

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$176,534
Preferred dividends payable (Notes 4, 7 & 15)	79,887
Accrued liabilities	131,427
Senior subordinated note payable, related party (Note 4)	3,500,000
Senior subordinated note payable, other (Note 15)	3,500,000
Senior subordinated revolving note, related party (Note 4)	1,916,707
Senior subordinated revolving note, other (Note 15)	1,916,707
Other notes payable (Note 12)	1,971,813
Capital lease obligation (Note 14)	15,819
Unearned revenue	137,668

Total liabilities	13,346,562

Shareholders’ equity (Note 7)
Noncontrolling interest (Note 9)	16,946
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,313,761
Retained deficit	(734,354)

Total shareholders’ equity	5,664,090

Total liabilities and shareholders’ equity	$19,010,652

Across America Real Estate Corp.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2006	2005
Revenue:
Sales	$2,783,000	$7,420,628
Sales, related parties (Notes 2 & 4)	5,050,000	—
Rental income (Notes 4 & 11)	414,044	220,844
Management fees	212,950	310,490

Total revenue	8,459,994	7,951,962

Operating expenses:
Cost of Sales	2,449,266	6,678,257
Cost of Sales — related parties (Note 2)	4,767,622	—
Selling, general and administrative	1,861,011	727,839
Stock option compensation expense (Note 7)	20,372	—

Total Operating expenses	9,098,271	7,406,096

Income/(loss) from operations	(638,277)	545,866
Non-operating expense:
Interest Income	13,227	—
Interest Expense	(320,309)	(130,250)
Other Expense	(14,307)	—

Income/(loss) before income taxes and noncontrolling interest	(959,666)	415,616
Income tax provision (Note 8)	316,252	(49,988)

Income/(loss) before noncontrolling interest	(643,414)	365,628
Noncontrolling interest in income of consolidated subsidiaries (Note 9)	(92,357)	(287,962)

Net income/(loss)	$(735,771)	$77,666

Preferred stock dividend requirements	(79,887)	—

Income/(loss) applicable to common stock	$(815,658)	$77,666

Basic and diluted income/(loss) per common share	$(0.05)	$0.00

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625

Across America Real Estate Corp.
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Non-	Preferred Stock		Common Stock		Additional	Retained
	controlling		Par		Par	Paid-in	Earnings
	Interest	Shares	Value	Shares	Value	Captial	(Deficit)	Total
Balance at December 31, 2004	$—	—	$—	16,036,625	$16,037	$161,938	$3,638	$181,613
Noncontrolling interest at December 31, 2005	(4,503)	—	—	—	—	—	—	(4,503)
Net income, year ended December 31, 2005	—	—	—	—	—	—	77,666	77,666

Balance at December 31, 2005	(4,503)	—	—	16,036,625	16,037	161,938	81,304	254,776
Noncontrolling interest at December 31, 2006	21,449	—	—	—	—	—	—	21,449
Stock option compensation expense	—	—	—	—	—	20,372	—	20,372
Issuance of convertible preferred stock	—	517,000	51,700	—	—	6,131,451	—	6,183,151
Accrued preferred stock dividends paid	—	—	—	—	—	—	(79,887)	(79,887)
Net loss, year ended December 31, 2006	—	—	—	—	—	—	(735,771)	(735,771)

Balance at December 31, 2006	$16,946	517,000	$51,700	16,036,625	$16,037	$6,313,761	$(734,354)	$5,664,090

Across America Real Estate Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(735,771)	$77,666
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	4,448	2,418
Stock option compensation expense	20,372	—
Preferred stock dividends	(79,887)	—
Changes in operating assets and operating liabilities:
Cash restricted to project development	258,818	(258,818)
Construction in progress	(1,097,728)	1,694,603
Real estate held for sale	2,076,049	(4,855,790)
Land held for development	(6,822,790)	(4,994,418)
Accounts receivable	73,795	(105,625)
Accounts payable and accrued liabilities	180,405	236,916
Income tax assets and liabilities	(339,301)	—
Indebtedness to related party	754,750	585,591

Net cash (used in) operating activities	(5,706,840)	(7,617,457)

Cash flows from investing activities:
Payment of deposits	(47,471)	(16,776)
Payments for property and equipment	(61,812)	(24,890)
Issuance of notes receivable	(1,018,424)	(420,160)
Unearned revenue	137,668	—
Proceeds from repayment of notes receivable	932,260	—
Security deposit	(10,000)	10,000

Net cash (used in) investing activities	(67,779)	(451,826)

Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	6,204,000	—
Proceeds from related party loans	5,214,340	8,506,471
Repayment of related party loans	(8,967,864)	(3,947,934)
Proceeds from note payable	8,551,414	6,733,086
Repayment of note payable	(4,313,893)	(3,569,234)
Proceeds from lease obligation	6,002	—
Repayment of lease obligation	(2,436)	—

Net cash provided by financing activities	6,691,563	7,722,389

Net change in cash	916,944	(346,894)
Cash and cash equivalents, beginning of year	180,496	527,390

Cash and cash equivalents, end of year	$1,097,440	$180,496

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$1,100

Interest	$1,155,680	$396,167

1) Nature of Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
Across America Real Estate Corp. (“AARD” or the “Company”) was incorporated under the laws of Colorado on April 22, 2003. The Company is a co-developer, principally as a financier, for build-to-suit real estate development projects for retailers who sign long-term leases for use of the property. Land acquisition and project construction operations are conducted through the Company’s subsidiaries. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries, which were active at any time during the year ended December 31, 2006:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership
CCI Southeast, LLC (“CCISE”)	100.00%
AARD-Belle Creek, LLC (“Belle Creek”)	100.00%
CCI Corona, LLC (“CCI Corona”)	100.00%
AARD-Greeley-Lot 3, LLC (“Greeley”)	100.00%
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
Across America Real Estate Exchange, Inc.	100.00%
Across America Financial Services, Inc.	100.00%
Cross Country Properties II, LLC (“CCPII”)	80.00%
AARD-Stonegate, LLC (“Stonegate”)	51.00%
AARD-Charmar-Olive Branch, LLC (“Olive Branch”)	51.00%
AARD-Cypress Sound, LLC (“Cypress Sound’)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton 278”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD-Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD-Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD ‘2245 Main Street, LLC (“Plainfield”)	51.00%
AARD-Buckeye, LLC (“Buckeye”)	51.00%
L-S Corona Pointe, LLC (“L-S Corona”)	50.01%
Cross Country Properties III, LLC (“CCPIII”)	50.00%
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had cash equivalents of $383,041 held in a money market account on December 31, 2006.

Accounts Receivable
Accounts receivable consists of amounts due from the sale of real estate projects. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. As of December 31, 2006, management believes all receivables are collectible and no allowance for uncollectible accounts is necessary.
Property, Equipment and Depreciation
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.
Construction in Progress, Land Held for Development and Real Estate Held for Sale
Land acquisition costs are capitalized as “Land Held for Development”. Project costs that are clearly associated with the development and construction of a real estate project are capitalized as a cost of that project and are included in the accompanying consolidated financial statements as “Construction in progress”. Costs are allocated to individual projects by the specific identification method. Interest costs are capitalized while development is in progress. When a project is completed it is reclassified as “Real Estate Held for Sale” until it is sold. Rental revenue is recognized and all operating and financing costs are expensed as they are incurred. Once a project is sold, the capitalized costs are reclassified as “Cost of sales” to offset real estate sales in the Statement of Operations.
Impairment and Disposal of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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

Non-controlling Interest in Consolidated Subsidiaries
The non-controlling interest in consolidated subsidiaries on the consolidated balance sheet represents the partners’ shares (other than AARD) of the net income of the subsidiaries since their inceptions. Non-controlling interest in net income of consolidated subsidiaries in the consolidated statements of operations represent those partners’ shares of the net income of the subsidiaries.
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
At December 31, 2006, there was no variance between basic and diluted earnings per share because any potentially dilutive securities would have been anti-dilutive due to our net loss for the year. Had we not been in an anti-dilutive situation the potential dilution would have been an additional 2,068,000 shares, which relates to the conversion of our outstanding Convertible Preferred Stock and would give us a total 18,104,625 fully diluted common shares outstanding.
Financial Instruments
At December 31, 2006, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.
Year-end
The Company has selected December 31 as its year-end.
Stock-Based Incentive Compensation Plans
On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’ financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’ financial statements for prior periods do not include the impact of SFAS 123(R).
Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company did not grant any share-based awards prior to January 1, 2006. As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates .
The Company’ determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’ stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, The Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), The Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The Company did not recognize any stock-based compensation prior to January 1, 2006.
Recent Accounting Standards
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.
(2) Real Estate Development Projects Sold in 2006
Firestone
On March 9, 2005, we through our subsidiary, AARD-TSD-CSK Firestone, LLC, (“Firestone”) entered into an arrangement with Trail Star Development, LLC (“Trail Star”), an unaffiliated builder and developer of Checker Auto Parts automotive stores. The project is located in Firestone, Colorado. Trail Star owned 49% of Firestone and we owned 51%. The project was sold on March 24, 2006. All profits from the sale of the project were distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Riverdale
On October 1, 2004, we entered into an arrangement with S&O Development, LLC, an unaffiliated builder and developer of commercial property, to develop an express tunnel carwash located in Littleton, Colorado. The parties formed a limited liability company for the development of the project. The name of the limited liability company was Riverdale Carwash Lot 3A, LLC. S&O Development originally owned 49.9% of Riverdale Carwash Lot3A, LLC and we originally owned 50.1%. The parties agreed to split the profits each 50% from the proceeds of the sale of the project after all development and construction costs and interest and fee expenses were paid and settled. The project was completed on April 23, 2005 and our total cost to build the project was $2,159,218.
On August 19, 2005, we purchased S&O Development’s ownership in Riverdale Carwash Lot 3A, LLC for $53,641, giving us 100% ownership of the Riverdale project. On September 28, 2006 Riverdale Carwash Lot 3A, LLC sold the property to Aquatique Industries, Inc., a related party (see note 3) for $2,450,000.
Stonegate
On May 20, 2005, we through our wholly-owned subsidiary, AARD-Stonegate, LLC (“Stonegate”) entered into an agreement with Castle Brae Development LLC (“Castle”), an unaffiliated builder and developer of commercial property. Under the agreement, Castle developed a car wash facility located in Parker, Colorado.
In August 2005, we amended the Operating Agreement of AARD-Stonegate, LLC, giving Castle 49% membership interest in AARD-Stonegate, LLC, retaining 51% membership interest for ourselves. Under the terms of the amended agreement, profits from the sale of the project were to be divided between the partners after all development and construction costs and interest and fee expenses were paid and settled. The project was completed in December 2005 for a total construction cost of $2,608,404.

On September 28, 2006 AARD Stonegate LLC sold the property to Aquatique Industries Inc, a related party (see note 3) for $2,600,000.
American Fork
On June 14, 2005, we through our subsidiary, State & 130th, LLC, (“American Fork”) entered into an arrangement with Automotive Development Group, LLC. (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores.
In September, 2005 we purchased property located in American Fork, UT, which was subsequently subdivided into two separate lots, each owned by State & 130th, LLC. We developed a Grease Monkey and a Fed Ex Kinko’s on the two sites and both were completed and occupied in the fourth quarter of 2006.
On December 13, 2006, we sold the Grease Monkey to an unaffiliated third party for $1,060,000 and recognized a profit of $73,582. Under the agreement with ADG, Across America Real Estate is entitled to a preferred return on the combined properties developed under State & 130th LLC of $150,000. Because the profits of the LLC have not yet exceeded our preferred return, we recognized the entire profit of the Grease Monkey property. As of December 31, 2006, the Fed Ex Kinko’s property had not been sold and is classified as “real estate held for sale”
(3) Current Development Projects:
Cypress Sound
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper (“Harper”), an unaffiliated builder and developer of commercial property. We and Mr. Harper intend to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC (“Cypress Sound”). Harper owns 49% of Cypress Sound and we own 51%. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Ridgeview
On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of commercial property. The Company and ADG intend to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC (“Ridgeview”). ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Bluffton 278
On June 14, 2005, we through our subsidiary, Hwy 278 & Hwy 170, LLC, (“Bluffton 278”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Laveen
On June 14, 2005, we through our subsidiary, 53rd and Baseline, LLC, (“Laveen”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Laveen, Arizona. ADG owns 49% of the LLC and AARD owns 51% of the LLC. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.

Bluffton 46
On April 1, 2006, we through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
West Valley
On November 21, 2005, we through our subsidiary, South Glen Eagles Drive, LLC (“West Valley”) entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Stonegate Econolube
On October 25, 2005 we through our subsidiary, AARD Stonegate Econolube, LLC (“Econolube”), entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Bader Family Dollar
On October 5, 2006, we through our subsidiary, Eagle Palm I, LLC (“Bader Family Dollar”) entered into an arrangement WB Properties of Georgia/MLK, LLC (“WB Properties”) an unaffiliated developer of commercial property, to develop a Family Dollar Store in Atlanta, GA. WB Properties owns 49% of the LLC and AARD owns 51% of the LLC. Construction of the project has commenced and upon completion, all profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Buckeye
On November 8, 2006, we (through our subsidiary, AARD Buckeye, LLC (“Buckeye”) entered into an arrangement with Simon Development Corp (“Simon”) an unaffiliated builder and developer and operator of convenience stores and gas stations. We intend to develop a C Store, Gas Station and Carwash located in Buckeye, AZ. Simon owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
AARD Greeley
On November 30, 2006 we through our subsidiary, AARD-Charmar Greeley, LLC (“AARD Greeley) entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We purchased two adjoining sites in Greeley, CO and intend to develop a Firestone Tire Center on one site and a Starbuck’s and additional retail on the other. Charmar Properties owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.

AARD Plainfield
On November 30, 2006, we through our subsidiary, 2245 Main St, LLC (“AARD Plainfield”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intend to develop a Fed Ex Kinko’s located in Plainfield, IN. Situs owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
AARD Evansville
On December 5, 2006, we through our subsidiary, 5020 Lloyd Expressway, LLC (“AARD Evansville”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intend to develop a Fed Ex Kinko’s located in Evansville, IN. Situs owns 49% of the LLC and AARD owns 51% of the LLC All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of the LLC.
Mesa
On October 5, 2006 we purchased approximately 3.7 acres of commercial property in Mesa, AZ with the intent of partnering with a developer, subdividing the property, acquiring leases and developing the property. As of December 31, 2006 we had not yet moved forward on these activities and we currently hold the property as “land held for development”
The above thirteen projects, which are in various stages of development, represent $11, 817,208 that was allocated to “land held for development” and $2,265,543 that was allocated to “construction in progress” as December 31, 2006
Westminster OP7
On July 11, 2006, we through our subsidiary, AARD Westminster OP7, LLC (“Westminster OP7”), entered into an arrangement with Echo Sierra Enterprises, Inc., and NOI Four, LLC to purchase and finish a partially developed project located in Westminster, CO with leases in place for Starbucks Corporation and Floyd’s Barbershops. The project, located in Westminster, CO, was approximately 90% completed and was approximately 75% leased when we purchased it and we intend to complete development of the project, lease the remainder of the building and sell it to investors. AARD owns 51% of the LLC and Echo Sierra Enterprises and NOI Four each own 24.5% of the LLC. All profits from the proceeds of the sale of the project will be divided between the partners after all development costs and interest and fee expenses are paid and settled. Westminster OP7 is currently classified as “real estate held for sale”.
As of December 31, 2006 we total assets of $2,779,741 classified as “real estate held for sale”, which included our Westminster OP7 and American Fork projects.
(4) Related Party Transactions
GDBA Investments, LLLP
On November 26, 2004, we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually and our note with Academy Bank have been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.
On September 28, 2006, GDBA Investments replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note.

The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. The Senior Subordinated Note and the Senior Subordinated Revolving Note both mature on September 28, 2009 and carry a floating interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which resets and is payable quarterly. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facility and Vectra Bank Colorado.
On December 31, 2006 our dividend payable to GDBA was $38,630 and our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior Subordinated Note	$3,500,000
Senior Subordinated Revolving Note	1,916,707

Total	$5,416,707
Riverdale
On April 23, 2005, Riverdale Carwash, which was 100% owned by Across America Real Estate, leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the year ended December 31, 2006 we recognized $192,190 in rental income.
On September 28, 2006 Riverdale Carwash Lot 3A, LLC sold the property to Aquatique Industries, Inc. for $2,450,000.
Stonegate
On December 31, 2005, AARD-Stonegate, LLC, which was 51% owned by Across America Real Estate, leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the year ended December, 31, 2006 we recognized $175,500 in rental income.
On September 28, 2006 AARD Stonegate LLC sold the property to Aquatique Industries, Inc. for $2,600,000.
DB Marketing LTD
We utilize the marketing services of DB Marketing LTD for most of our marketing efforts as well as our public relations and investor relations. The principal of DB Marketing, LTD is Doug Backman, who is the son of G. Brent Backman our majority shareholder and a director of our company. We paid a total of $82,950 to DB Marketing from January 1, 2006 through December 31, 2006.

(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $576,324 in earnest money deposits outstanding at December 31, 2006. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes generally are callable on demand and carry an interest rate of 12% per annum.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at December 31, 2006:

Equipment	$20,606
Furniture and fixtures	16,631
Computers and related equipment	16,012
Software and intangibles	39,367
Leasehold improvements	890

$93,506
Less accumulated depreciation	(6,953)

$86,553

Depreciation expense totaled $4,448 and $2,418 for the years ended December 31, 2006 and December 31, 2005 respectively. Depreciation expense for the year ended December 31, 2006 includes $2,570 related to the depreciation of equipment under capital lease.
(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of December, 31, 2006 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.
Series A Convertible Preferred Stock
As of December, 31, 2006 the Company has 517,000 shares of Series A Convertible Preferred Stock authorized and issued. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price.

Stock Based Compensation
On November 8, 2006 Across America Real Estate Corp’s Board of Directors approved the granting of options under the Corporation’s 2006 Incentive Compensation Plan. Under the plan the company is authorized issue shares or options to purchase shares up not to exceed 1,000,000 shares. Options granted shall not be exercisable more than ten years after the date of the grant. The exercise price of any option grant shall not be less than the fair market value of the stock price on the date of the grant.
Under the plan, three of the company’s officers were granted options to purchase a total of 385,000 shares of common stock at the closing stock price as of November 8, 2006, which was $1.65 per share. The options were granted with a five year term and a vesting schedule of 25% per year for four years on the anniversary date of employment beginning with the next anniversary date for each employee.
The fair value of the each option was calculated on the grant date of November 8, 2006 using the Black-Scholes model and was valued at $0.94 using the following assumptions and inputs:
Year Ended December 31, 2006:

Risk free interest rate	4.61%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	62.69%
Fair Value	$0.94
There are a number of assumptions and estimates used in calculating the fair value of options. These include the expected term of the option, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the option or award being valued. Across America Real Estate Corp does not currently pay a dividend nor does the Company expect to pay a dividend.
The total amount of compensation calculated for the full amount of options granted is $361,900. We accrue the stock based compensation expense in the periods in which the grants vest. For the year ended December 31, 2006, we accrued $20,372 in expense related to stock based compensation.
Stock option activity for the year ended December 31, 2006 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value
Balance at December 31, 2005	—	—	—		—	—	—	—
Activity during 2006:
Granted	385,000	1.65	4.9	361,900	—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at December 31, 2006	385,000	1.65	4.9	361,900	—	—	—	—

(8) Income Taxes
The provision for income taxes consists of the following:
Income tax expense (Benefit) consists of the following:

	Years ended December 31,
	2006	2005
Current tax expense (benefit):
Federal	$(228,676)	$11,538
State	(32,800)	11,874

Total current tax expense (benefit)	$(261,476)	$23,412

Deferred tax expense (benefit)
Federal	$(24,662)	$26,576
State	(3,545)	—

Total net deferred tax asset	(28,207)	26,576

	$(289,683)	$49,988

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Provision for income taxes	$269
Partnership income	91,183

Total deferred tax assets	$91,452

Deferred tax liability:
Lease income	$15,781
Depreciation	47,464

Total deferred tax liability	$63,245

Total net deferred tax asset	$28,207

Reconciliation of the income tax expense computed at U.S. federal statutory to the provision for income taxes is as follows:

	Years ended December 31,
	2006	2005
Tax at US federal statutory rates	$(228,676)	$11,538
State income taxes, net of federal	(32,800)	11,874
Change in beginning deferred balance	(54,776)	26,576

Total income tax expense	$(316,252)	$49,988

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. As of December 31, 2006, the Company has a valuation allowance of $ -0-.

(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	January 1, 2006	Noncontrolling Interest	Noncontrolling Interest	December 31, 2006
Firestone	$—	$(101,448)	$101,448	$—
Cypress	4,594	—	—	4,594
Stonegate	(9,843)	(2,515)	12,358	—
Bluffton	478	2,024	—	2,502
Bluffton 46	—	60	—	60
Laveen	—	298	—	298
West Valley	—	298	—	298
American Fork	269	8,925	—	9,194
CCPIII		—		—

Total	$(4,502)	$(92,358)	$113,806	$16,946

(10) Concentration of Credit Risk
Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $953,105 at December 31, 2006, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
Sales
During the year ended December 31, 2006 we sold two projects to Aquatique Industries, Inc., a related party, which represented approximately 64.5% of our total sales revenue. We don’t expect have sales concentrations of this magnitude in the future.
(11) Operating Lease Commitments
Lessee
The Company entered into a sublease agreement on October 28, 2006, which commenced December 11, 2006 and expires December 31, 2007. The lease payment is $4,432 per month.
Combined future minimum lease payments under the leases are as follows:

December 31,
2007	$50,968

Lessor
The Company, as 51% owner of AARD OP7 Westminster, LLC, receives rental income from its property held for sale in the amount of $12,100 per month. The agreement commenced September and expires April 22, 2020 or upon sale of the property. Combined current and future rental receipts under the agreements are as follows:

2007	$145,200
2008	145,200
2009	145,200
2010	145,200
2011	145,200
Thereafter	1,201,127

$1,927,127

The Company earned $46,354 in rental income for the year ended December 31, 2006. There is no allowance made as of December 31, 2006 for uncollectible rent as the Company believes all rents to be collectible.
(12) Notes Payable
Vectra Bank:
On April 25, 2005, we received a $10,000,000 financing commitment under a Senior Credit Agreement from Vectra Bank of Colorado (“Vectra Bank”). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to the 30 day LIBOR plus 2.35%. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its owners.
On August 3, 2006 we executed a First Amendment to our Senior Credit Agreement with Vectra Bank extending the expiration date of the facility to July 21, 2007, which is renewable annually. The terms and conditions of each construction note issued under the facility remain unchanged, and any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement.
As of December 31, 2006, we had one outstanding note under this facility with a principal amount of $398,863 and total interest accrued through December 31, 2006 was $22,540.
Academy Bank:
On September 7, 2006 we took out an interest only loan with Academy Bank for $1,540,000 to finance 80% of the purchase of our AARD Westminster OP7 project. The note has a two year maturity and will come due September 7, 2008. The note carries a variable interest rate equal to the 6 month LIBOR plus 2.45%, and resets every six months. Academy Bank retains a First Deed of Trust on the property financed and has the personal guarantee of GDBA Investments, LLLP and its principals. As of December 31, 2006 the outstanding principal amount was 1,540,000 and total accrued interest was $10,410.
As of December 31, 2006 our total outstanding principal due to our notes payable and our annual schedule of repayment is as follows:
As of December 31,

2007	$421,403
2008	1,550,410

Total	$1,971,813

(13) Capitalized Interest and Interest Expense
For the year ended December 31, 2006 the Company has recognized $320,309 interest expense that is not related to capitalized projects and $1,267,255 capitalized interest expense that is included in either Construction in Progress or Property Held for Sale on the balance sheet December 31, 2006, with the exception of projects that were sold during the year, which would have included the capitalized interest amount in our Cost of Sales.
(14) Capital Lease Obligations
The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.
Future minimum lease payments under the lease are as follows:

2007	$2,772
2008	2,772
2009	2,772
2010	2,079

$10,395
Less imputed interest	576

$9,819

The Company entered into a sublease agreement with Matrix Tower Holdings, LLC on October 28, 2006. As part of the agreement, the Company has agreed to pay $500 per month for the use of the existing furniture at the premise. On December 31, 2007 AARD shall purchase the furniture for $10.
The future minimum lease payments under the lease are as follows:

2007	$6,010
Assets held under capital leases are recorded at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.
(15) Private Placement Transaction
On September 28, 2006, we completed a $10 million private placement with BOCO Investments, LLC consisting of 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share and $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. Additionally Joseph Zimlich, BOCO Investments, LLC’s CEO purchased 17,000 shares of Series A Convertible Preferred Stock at $12.00 per share in his own name.

The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. The Senior Subordinated Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. The Revolving Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facility with Vectra Bank Colorado.
On December 31, 2006 our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior Subordinated Note	$3,500,000
Senior Subordinated Revolving Note	1,916,707

Total	$5,416,707
On December 31, 2006 we also had dividends payable of $38,630 to BOCO Investments and $2,627 to Mr. Zimlich.
(16) Subsequent Events
On January 10, 2007, the Company’s directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to Company shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. to be issued for each ten shares issued and outstanding of Company common stock or common stock upon conversion of Company preferred stock owned by such shareholders as of the Record Date. The registration statements of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. became effective on February 21, 2007 and March 19, 2007, respectively. The new shares of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. were distributed to Company shareholders on or about March 23, 2007.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.
ITEM 8A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.
Changes in Internal Control over Financial Reporting
We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
Nothing to report.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Our Directors and Executive Officers, their ages and positions held with us as of March 22, 2007 are as follows:

NAME	AGE	POSITION HELD
Ann L. Schmitt	46	President, Chief Executive Officer, and Director
James W. Creamer III	42	Vice President, Treasurer and Chief Financial Officer
Joni K. Troska	47	Secretary and Controller
G. Brent Backman	66	Director
Eric Balzer	58	Director
Joseph C. Zimlich	47	Director
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
Ms. Schmitt has been our President and Chief Executive Officer since August, 2006 and was elected to our Board of Directors in October, 2006. From 2004 to August, 2006, she was President of Aimbridge Lending, a private company and the country’s second largest auto loan originator and processing company for small to midsized financial institutions, serving 16 major U.S. markets. From 2002 to 2004 she led global risk solutions and management at MasterCard International. From 1984 to 2002 she also had senior leadership positions with Citibank, US Bank, and Dove Consulting. Ms. Schmitt has a B.S. from South Dakota State University and an M.B.A. from the University of Colorado.

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
Mr. Backman joined our Board of Directors in March, 2006. Mr. Backman co-founded Advanced Energy Industries (NASDAQ: AEIS) in 1981 and had been Vice President of Advanced Energy and a Director since its incorporation until December, 1998 when he retired as an officer of the company. He later retired from Advanced Energy’s Board of Directors in 2003. Mr. Backman helped Advanced Energy differentiate itself by growing to in excess of $100 million in revenues without any outside capital until the company went public in 1995. He helped lead the company to $360 million in annual revenue with 1,498 employees and a market cap of $2.3 billion in the fiscal year 2000. Mr. Backman started his career at Hughes Aircraft Company, where he rose to the position of Business Manager of a $400 million research lab. He left Huges Aircraft Company to help found Ion Tech, which was acquired by Veeco Instruments. Mr. Backman has a degree from California State University, Fullerton.
Mr. Balzer has been a Director of ours since our inception. He also has served as a member of the Board of Directors and Chairman of the Audit Committee of Ramtron International Corporation (NASDAQ: RMTR), which designs specialized semiconductor products, from September, 1998 to 2004. In 2004, he became its Chief Financial Officer. Mr. Balzer was Senior Vice-President of Operations at Advanced Energy Industries (NASDAQ: AEIS) from 1990 to 1999. Prior to joining Advanced Energy, Mr. Balzer was the Controller and, later, the Material and Manufacturing Manager of the Colorado Springs facility for International Business Machines (IBM). In addition to Advanced Energy, he has been a senior manager in one other successful start-up company, Colorado Manufacturing Technology, Inc., which was subsequently sold. His experience also includes financial oversight responsibilities for $1.5 Billion of cost plus construction programs with Shell Oil Company. Mr. Balzer currently manages his own residential real estate development and property management companies. These companies are known as Antares Development, LLC which has been in business since November, 1997.
Mr. Zimlich has been a Director since October, 2006 and is the Chief Executive Officer Bohemian Companies, a group of family-owned real estate and private equity holdings. Bohemian Companies also manages a family office and the Bohemian Foundation, a family foundation. Mr. Zimlich served previously as a manager in mergers and acquisitions and as a specialist in the not-for-profit and banking industries for an international accounting firm. Mr. Zimlich has served at the director level for Fortune 500 companies in both the technology and food products industries. He has also served at the executive level for privately-held companies in the technology industry as well as for a number of start-up businesses. Mr. Zimlich has experience at the board of director level in a variety of industries, including: technology, semi-conductors, water filtration, banking, restaurant, and venture-capital funds. He is also currently active on several Boards including: (1) Colorado State University’s Global Leadership Council, (2) First Western Trust Bank, (3) EnviroFit — a non-profit working to reduce the Asian brown cloud and (4) Solix Biofuels — founded to commercialize low-cost production of biodiesel from algae.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Ms. Schmitt, Mr. Creamer, Ms. Troska., Mr. Balzer, Mr. Zimlich, and GDBA Investments, LLLP did not timely file a Form 4 for the disposition of stock, nor did each timely file a Form 5 for the fiscal year ended December 31, 2006. All have subsequently filed the required Forms 5.
Code of Conduct
We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.acrossamerica.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION
The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2006.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
Name & Principal Position		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Ann L. Schmitt (1)	2006	91,733	—	—	235,820	—	—	—	327,553
Chief Executive Officer	2005		—	—	—	—	—	—	0
James W. Creamer, III (2)	2006	101,667	—	—	94,328	—	—	—	195,995
Chief Operating Officer	2005	100,000	2,855	—	—	—	—	—	102,855
Alexander V. Lagerborg (3)	2006	97,859		—	—	—	—	—	97,859
Former Chief Executive	2005	120,000	6,662	—	—	—	—	—	126,662
(1)
Ms. Schmitt became our President and CEO on August 7, 2006 and receives a salary of $235,000 per year and is eligible for an annual bonus as prescribed under our Executive Incentive Compensation Plan. On November 8, 2006, Ms Schmitt was granted options to purchase 250,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next four years. In addition as part of her employment agreement, Ms. Schmitt will receive a $80,000 bonus on March 30, 2007.

(2)
Mr. Creamer, our Vice President, Treasurer and Chief Financial Officer receives a salary of $120,000 per year and is eligible for an annual bonus as prescribed under our Executive Incentive Compensation Plan. On November 8, 2006, Mr. Creamer was granted options to purchase 100,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next five years.

(3)	Mr. Lagerborg served as our President and CEO until August 7, 2006 and left Across America Real Estate Corp on October 13, 2006. Mr. Lagerborg was paid a salary of $120,000 per year.
We reimburse our executives for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.
Though December 31, 2006 we paid our non-management Directors $2,000 for each Board meeting they attend and reimburse them for any out-of-pocket expenses incurred by them in connection with our business. Our other officer and directors have agreed to allocate a portion of their time to our activities, without compensation. These officers and directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such directors. These officers will use their best judgments to resolve all such conflicts.
Total compensation paid to our directors during 2006 was:
DIRECTOR COMPENSATION

				Non-Equity	Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock	Option	Compensation	Compensation	Compensation	Total
Name	($)	Awards ($)	Awards ($)	($)	Earnings ($)	($)	($)
G. Brent Backman	8,000	—	—	—	—	—	8,000
Eric Balzer	8,000	—	—	—	—	—	8,000
Joseph Zimlich	2,000	—	—	—	—	—	2,000
Daniel Wilhelm	6,000	—	—	—	—	—	6,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2006, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 16,036,625 common shares were issued and outstanding as of December 31, 2006.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)(2)	Class
G. Brent Backman (3) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	10,781,435	67.2%
BOCO Investments, LLC (4) 103 West Mountain Ave. Fort Collins, Colorado, 80524	-0-
Sarmat, LLC (5) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	3,140,000	19.6%
Ann L. Schmitt (6) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	60,000	0.4%
James W. Creamer III (7) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	50,000	0.3%
Joni K. Troska (8) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	32,000	0.2%
Joseph Zimlich (9) 103 West Mountain Ave. Fort Collins, Colorado, 80524	56,550	0.4%
Eric Balzer (10) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	165,000	1.0%
All Officers and Directors As a Group (six persons)	11,144,985	69.9%
(1) All ownership is beneficial and of record, unless indicated otherwise.
(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.
(3) A total 10,781,435 shares are owned of record by GDBA Investments, LLLP, which is controlled by Mr. Backman. A total of 10,000 shares are owned in the name of adult children of the Mr. Backman, for which GDBA and Mr. Backman disclaim beneficial ownership. A total of 29,450 shares are owned in the name of AARD Share Acquisition, LLC., of which GDBA is a member. A total of 80,000 shares are owned in the name of AARD Share Acquisition, LLC., of which the adult children of Mr. Backman are members and for which GDBA and Mr. Backman disclaim any beneficial ownership.
(4) On September 28, 2006, GDBA Investments, LLLP and BOCO Investments, LLC each acquired 250,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is the equivalent of four common shares for conversion purposes. As a result, GDBA Investments, LLLP and BOCO Investments, LLC could each receive an additional 1,000,000 common shares in us upon conversion of the Series A Convertible Preferred Stock, in addition to any ownership of common shares. These additional shares are not reflected in the total number of common shares owned by each entity in us in the chart.
(5) A total of 1,940,000 of these shares are owned of record. A total of 1,200,000 shares are owned in the name of family members of the affiliate of this entity.
(6) The shares are owned in the name of AARD Share Acquisition, LLC., of which Ms. Schmitt is a member. In addition, Ms. Schmitt has an option to acquire 250,000 shares at a price of $1.65 per share. A total of 25% of the total option vests each year.
(7) The shares are owned in the name of AARD Share Acquisition, LLC., of which Mr. Creamer is a member. In addition, Mr. Creamer has an option to acquire 100,000 shares at a price of $1.65 per share. A total of 25% of the total option vests each year.
(8) Includes 10,000 shares owned of record by Ms. Troska and 12,000 shares owned of record by Ms. Troska’s husband, for which she disclaims beneficial ownership. A total of 10,000 shares are owned in the name of AARD Share Acquisition, LLC., of which Ms. Troska is a member. In addition, Ms. Troska has an option to acquire 35,000 shares at a price of $1.65 per share. A total of 25% of the total option vests each year.
(9) The shares are owned in the name of AARD Share Acquisition, LLC., of which Mr. Zimlich is a member. In addition, Mr. Zimlich owns 17,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is the equivalent of four common shares for conversion purposes. As a result, Mr. Zimlich could each receive an additional 68,000 common shares in us upon conversion of the Series A Convertible Preferred Stock, in addition to any ownership of common shares. These additional shares are not reflected in the total number of common shares owned by each entity in us in the chart. Mr. Zimlich is affiliated with BOCO Investments, LLC. and serves as its representative to our Board.
(10) A total of 150,000 shares are owned in the name of an affiliated entity. A total of 15,000 shares are owned in the name of AARD Share Acquisition, LLC., of which Mr. Balzer is a member.
None of the minority members of our subsidiaries own five percent or more of us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
GDBA Investments, LLLP
On November 26, 2004, we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually and our note with Academy Bank have been guaranteed by GDBA Investments and its principals. Given the early stage of our company, it is unlikely that we could renew our senior credit facility without the continuation of these guarantees.
On September 28, 2006, GDBA Investments replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note.
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. The Senior Subordinated Note and the Senior Subordinated Revolving Note both mature on September 28, 2009 and carry a floating interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which resets and is payable quarterly.
On December 31, 2006 our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior Subordinated Note	$3,500,000
Senior Subordinated Revolving Note	1,916,707

Total	$5,416,707
Riverdale
On April 23, 2005, Riverdale Carwash, which was 100% owned by Across America Real Estate, leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease.
Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the year ended December 31, 2006 we recognized $192,190 in rental income.
On September 28, 2006 Riverdale Carwash Lot 3A, LLC sold the property to Aquatique Industries, Inc. for $2,450,000.
Stonegate
On December 31, 2005, AARD-Stonegate, LLC, which was 51% owned by Across America Real Estate, leased the facility to Aquatique Industries, Inc. (an affiliate under common control) with a fifteen-year lease. Aquatique operates a Kwik Car Wash in the facility. GDBA owned 60% of Aquatique Industries at the time the lease was executed. For the year ended December, 31, 2006 we recognized $175,500 in rental income.
On September 28, 2006 AARD Stonegate LLC sold the property to Aquatique Industries, Inc. for $2,600,000.
DB Marketing LTD
We utilize the marketing services of DB Marketing LTD for most of our marketing efforts as well as our public relations and investor relations. The principal of DB Marketing, LTD is Doug Backman, who is the son of G. Brent Backman, who controls our majority shareholder and is a director of our company. We paid a total of $119,868 to DB Marketing from January 1, 2006 through March 22, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:
(a)	(1)	FINANCIAL STATEMENTS

	(2)	SCHEDULES

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.	DESCRIPTION
3.1 *	Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.2 *	Bylaws, filed under cover of Form 10-SB, 4/14/04.

3.3*	Articles of Amendment to Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.4*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 7/13/05.

3.5*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 10/27/06

10.1 *	Loan Financing Agreement with GDBA Investments, LLLP, filed under cover of Form 10-SB, 4/14/04.

10.2 *	Construction Land Acquisition Loan Agreement with Cross Country Properties II, LLC, filed under cover of Form 10-SB, 4/14/04.

10.3 *	Construction Land Acquisition Loan Agreement with Cross Country Properties III, LLC, filed under cover of Form 10-SB, 4/14/04.

10.4 *	Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc., filed under cover of amended Form 10-SB, 9/21/04.

10.5 *	Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company, filed under cover of amended Form 10-SB, 9/21/04.

10.6 *	Agreement between GDBA RE One, LLC (“Seller”) and Alexander V. Lagerborg, filed under cover of amended Form 10-SB, 9/21/04.

10.7 *	Letter of Intent dated July 1, 2004 between Across America Real Estate Development Corp. and Carwash Management, Inc, filed under cover of amended Form 10-SB, 9/21/04.

10.8 *	Joint Development Agreement; filed under cover of Form 8-K, 10/06/04

10.9 *	Agreement to Fund with GDBA Investments, LLLP; filed under cover of Form 8-K, 12/01/04

10.10 *	Senior Credit Facility with Vectra Bank; filed under cover of Form 8-K, 4/28/05

10.11*	Securities Purchase Agreement; filed under cover of Form 8-K, 10/04/06

10.12 *	Subordinated Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.13 *	Subordinated Note, BOCO; filed under cover of Form 8-K, 10/04/06

10.14*	Shareholders Agreement; filed under cover of Form 8-K, 10/04/06

10.15 *	Registration Rights Agreement; filed under cover of Form 8-K, 10/04/06

10.16 *	Revolving Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.17 *	Revolving Note, BOCO filed under cover of Form 8-K, 10/04/06

21	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* previously filed
REPORTS ON FORM 8-K
During the fourth quarter, we filed a current report on Form 8-K on October 4, 2006 relating to our refinancing; on October 11, 2006, relating to sales of property; on October 19, 2006 relating to the resignation of our President; and on October 29, 2006, relating to our Articles of Amendment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $51,497 for the year ended December 31, 2006 and an aggregate of $20,025 for the year ended December 31, 2005 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports.
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

ACROSS AMERICA REAL ESTATE CORP.
Dated: MARCH 29, 2007	By:	/s/ Ann L. Schmitt
Ann L. Schmitt
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: MARCH 29, 2007	By:	/s/ James W. Creamer III
James W. Creamer III
Treasurer, Chief Financial Officer

Dated: MARCH 29, 2007	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: MARCH 29, 2007	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: MARCH 29, 2007	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
21	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002