Form 10QSB
period 2007-03-31
ACROSS AMERICA REAL ESTATE CORP
filed 2007-05-15
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2007
Commission File No. 000-50764
Across America Real Estate Corp.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

700 17th Street, Suite 1200
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 7, 2007, registrant had outstanding 16,036,625 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 7, 2007) was approximately $2,592,225.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-QSB
Across America Real Estate Corp.

PART I            FINANCIAL INFORMATION
References in this document to “us,” “we,” “AARD” or “Company” refer to Across America Real Estate Corp. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
Across America Real Estate Corp.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets
Cash and Equivalents	$803,204
Deposits held by development partners (note 5)	946,096
Accounts receivable, net	45,491
Property and equipment, net (note 6)	89,201
Real estate held for sale (note 3)	6,400,811
Construction in progress (note 2)	3,379,947
Land held for development (note 2)	11,163,623
Current tax asset (note 8)	342,756
Deferred tax asset (note 8)	159,662
Deposits	73,529

Total assets	23,404,320

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	151,654
Preferred dividends payable (note 4 and 14)	76,488
Accrued liabilities	79,627
Income tax liability (note 8)	6,585
Senior subordinated note payable, related party (note 4)	3,500,000
Senior subordinated note payable, other (note 14)	3,500,000
Senior subordinated revolving note, related party (note 4)	3,634,756
Senior subordinated revolving note, other (note 14)	3,634,757
Other notes payable (note 12)	3,469,735
Capital lease obligation (note 13)	14,199
Unearned revenue	137,668

Total liabilities	18,205,469

Shareholders’ equity (note 7)
Noncontrolling interest (note 9)	10,499
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,344,924
Retained deficit	(1,224,309)

Total shareholders’ equity	5,198,851

Total liabilities and shareholders’ equity	23,404,320

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Sales	$—	$1,723,000
Rental income (notes 3 & 11)	36,329	125,078
Management fees	191,655	27,000

Total revenue	227,984	1,875,078

Operating expenses:
Cost of Sales	—	1,462,852
Selling, general and administrative (note 17)	826,202	281,461

Total operating expenses	826,202	1,744,313

Income/(loss) from operations	(598,218)	130,765

Non-operating expense:
Interest Income	385	—
Interest Expense	(19,733)	(93,712)
Other Expense	(2,189)	—

Income/(loss) before income taxes and noncontrolling interest	(619,755)	37,053

Income tax provision (note 8)	212,735	19,031
Income/(loss) before noncontrolling interest	(407,020)	56,084
Noncontrolling interest in income of consolidated subsidiaries (note 9)	(6,447)	(100,101)

Net loss	$(413,467)	$(44,017)

Preferred stock dividend requirements	(76,488)	—

Net loss applicable to common stock	$(489,955)	$(44,017)

Basic and diluted loss per common share	$(0.03)	$(0.00)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(413,467)	$(44,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (note 6)	7,747	1,598
Stock option compensation expense (note 7)	31,163	—
Changes in operating assets and operating liabilities:
Construction in progress (note 2)	(1,114,404)	(268,131)
Real estate held for sale (note 3)	(3,621,070)	(141,888)
Land held for development (note 2)	653,585	(129,956)
Accounts receivable	(13,661)	51,197
Accounts payable and accrued liabilities	(163,013)	87,603
Income tax assets and liabilities (note 8)	(206,150)	—
Indebtedness to related party	720,250	100,000

Net cash (used in) operating activities	(4,119,020)	(343,594)

Cash flows from investing activities:
Payment of deposits	(7,199)	(13,306)
Payments for property and equipment (note 6)	(10,396)	(150)
Issuance of notes receivable (note 5)	(503,041)	13,110
Proceeds from repayment of notes receivable (note 5)	133,269	10,000

Net cash (used in) provided by investing activities	(387,367)	9,654

Cash flows from financing activities:
Proceeds from related party loans (note 4)	1,780,500	1,303,957
Repayment of related party loans (note 4)	(422,576)	(494,183)
Proceeds from note payable (note 12 and 14)	3,278,423	703,205
Repayment of note payable (note 12 and 14)	(422,576)	(919,543)
Repayment of lease obligation (note 13)	(1,620)	(602)

Net cash provided by financing activities	4,212,151	592,834

Net change in cash	(294,236)	258,894

Cash and cash equivalents, beginning of the period	1,097,440	439,314

Cash and cash equivalents, end of the period	$803,204	$698,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$27,921
Interest	$273,625	$46,188
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends	$76,488	$—
See accompanying notes to condensed consolidated financial statements

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries, which were active at March 31, 2007:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership
CCI Southeast, LLC (“CCISE”)	100.00%
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
AARD-Cypress Sound, LLC (“Cypress Sound’)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster OP7”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD-Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD-Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD ‘2245 Main Street, LLC (“Plainfield”)	51.00%
AARD-Buckeye, LLC (“Buckeye”)	51.00%
AARD Esterra Mesa 1, LLC (“Esterra Mesa 1”)	51.00%
AARD Esterra Mesa 2, LLC (“Esterra Mesa 2”)	51.00%
AARD Esterra Mesa 3, LLC (“Esterra Mesa 3”)	51.00%
AARD Esterra Mesa 4, LLC (“Esterra Mesa 4”)	51.00%
AARD MDJ Goddard, LLC (“Goddard”)	51.00%
AARD Charmar Arlington Boston Pizza, LLC (“Charmar Boston Pizza”)	51.00%
L-S Corona Pointe, LLC (“L-S Corona”)	50.01%
All significant intercompany accounts and transactions have been eliminated in consolidation.
2) Current Development Projects
Bader Family Dollar
On October 5, 2006, we through our subsidiary, Eagle Palm I, LLC (“Bader Family Dollar”) entered into an arrangement with WB Properties of Georgia/MLK, LLC (“WB Properties”) an unaffiliated developer of commercial property, to develop a Family Dollar Store in Atlanta, GA. WB Properties owns 49%, and AARD owns 51% of Bader Family Dollar. Construction of the project has commenced and upon completion, all profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bader Family Dollar.
AARD Plainfield
On November 30, 2006, we through our subsidiary, 2245 Main St, LLC (“AARD Plainfield”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intend to develop a Fed Ex Kinko’s located in Plainfield, IN. Situs owns 49%, and AARD owns 51% of AARD Plainfield. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of AARD Plainfield

AARD Evansville
On December 5, 2006, we through our subsidiary, 5020 Lloyd Expressway, LLC (“AARD Evansville”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intended to develop a Fed Ex Kinko’s in a location in Evansville, IN, but have changed our plans to develop a Cingular Wireless Store at this location Situs owns 49%, and AARD owns 51% of AARD Evansville. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of AARD Evansville.
AARD Greeley
On November 30, 2006, we through our subsidiary, AARD-Charmar Greeley, LLC (“AARD Greeley”) entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We purchased two adjoining sites in Greeley, CO and intend to develop a Firestone Tire Center on one site and a Starbuck’s and additional retail on the other. Charmar Properties owns 49%, and AARD owns 51% of AARD Greeley. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of AARD Greeley.
Ridgeview
On May 20, 2005, the Company entered into an arrangement with Automotive Development Group, LLC (“ADG”), an unaffiliated builder and developer of commercial property. The Company and ADG intended to develop a car wash and lube facility located in Olathe, Kansas. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is 119th and Ridgeview LLC (“Ridgeview”). ADG owns 49%, and AARD owns 51% of Ridgeview. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Ridgeview. As of March 31, 2007 we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
West Valley
On November 21, 2005, we through our subsidiary, South Glen Eagles Drive, LLC (“West Valley”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49%,, and AARD owns 51% of West Valley. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of West Valley. In November, 2006 we broke ground on the Grease Monkey project and it is currently under construction. We also subdivided the property and have an additional retail lot which is currently under contract to sell to an unaffiliated third party.
AARD Stonegate Econolube
On October 25, 2005 we through our subsidiary, AARD Stonegate Econolube, LLC “Stonegate” entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49%, and AARD owns 51% of Stonegate. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Stonegate. As of March 31, 2007, we had not yet begun construction on the project, but are in the final preconstruction phase and are preparing to move forward with construction.
Buckeye
On November 8, 2006, we through our subsidiary, AARD Buckeye, LLC (“Buckeye”) entered into an arrangement with Simon Development Corp (“Simon”) an unaffiliated builder and developer and operator of convenience stores and gas stations. We intend to develop a C Store, Gas Station and Carwash located in Buckeye, AZ. Simon owns 49%, and AARD owns 51% of Buckeye. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Buckeye.

AARD Charmar Arlington Boston Pizza
On December 28, 2006, we through our subsidiary, AARD Charmar Arlington Boston Pizza, LLC (“Charmar Boston Pizza”) entered into an arrangement with Charmar Property Acquisitions (“Charmar”) an unaffiliated developer of commercial properties. We intend to develop a Boston Pizza restaurant located in Arlington, TX. Charmar owns 49%, and AARD owns 51% of Charmar Boston Pizza. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Charmar Boston Pizza.
AARD MDJ Goddard LLC
On February, 2007, we through our subsidiary, AARD MDJ Goddard, LLC (“Goddard”) entered into an arrangement with MDJ Development LLC (“MDJ”) an unaffiliated builder and developer of Goddard School locations. We intend to develop a Goddard School located in San Antonio, TX. MDJ owns 49%, and AARD owns 51% of Goddard. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Goddard.
AARD Esterra Mesa 1,2,3 & 4, LLC’s
In October 2006, we purchased approximately 3.75 acres of commercial property in Mesa, AZ, which are intended to be subdivided into four separate commercial sites. On March 19, 2007, through four subsidiaries, AARD Esterra Mesa 1, LLC, AARD Esterra Mesa 2, LLC, AARD Esterra Mesa 3, LLC and AARD Esterra Mesa 4, LLC (collectively, “Esterra Mesa 1-4”) , we entered into an arrangement with Esterra Development LLC (“Esterra”) an unaffiliated developer of commercial properties. We intend to obtain leases and develop the sites. Esterra owns 49%, and AARD owns 51% of Esterra Mesa 1-4. All profits from the sale of the projects will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Esterra Mesa 1-4.
(3) Real Estate Held for Sale
Cypress Sound
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper (“Harper”), an unaffiliated builder and developer of commercial property. We and Mr. Harper had intended to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC (“Cypress Sound”). Harper owns 49% of Cypress Sound and we own 51%. As of March 31, 2007, the Cypress Sound project had not yet progressed forward and we are currently in negotiations with Mr. Harper to purchase our interest in Cypress Sound.
Laveen
On June 14, 2005, we through our subsidiary, 53rd and Baseline, LLC, (“Laveen”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Laveen, Arizona. ADG owns 49%, and AARD owns 51% of Laveen. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Laveen. As of March 31, 2007 we have made no progress towards developing the project. As of March 31, 2007 we had the property under contract to sell to an unaffiliated third party, which subsequently closed on May 4, 2007.
American Fork
On June 14, 2005, we through our subsidiary, State & 130th, LLC (“American Fork”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores.

In September, 2005 we purchased property located in American Fork, UT, which was subsequently subdivided into two separate lots, each owned by State & 130th, LLC. We developed a Grease Monkey and a Fed Ex Kinko’s on the two sites and both were completed and occupied in the fourth quarter of 2006.
On December 13, 2006, we sold the Grease Monkey to an unaffiliated third party for $1,060,000. As of March 31, 2007, the Fed Ex Kinko’s property is under contract to be sold to an unaffiliated third party.
Bluffton 278
On June 14, 2005, we through our subsidiary, Hwy 278 & Hwy 170, LLC, (“Bluffton 278”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49%, and AARD owns 51% of Bluffton 278. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bluffton 278. As of March 31, 2007 we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
Bluffton 46
On April 1, 2006, we through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49%, and AARD owns 51% of Bluffton 46. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bluffton 46. As of March 31, 2007, we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
AARD Westminster OP7
On July 11, 2006, we through our subsidiary, AARD Westminster OP7 (“Westminster OP7”) entered into an arrangement with Echo Sierra Enterprises, Inc., and NOI Four, LLC to purchase and finish a partially developed project located in Westminster, CO with leases in place for Starbucks Corporation and Floyd’s Barbershops. The project, located in Westminster, CO, was approximately 90% completed and was approximately 75% leased when we purchased it. We completed development of the project, and intend on leasing the remainder of the building before selling it to investors. AARD owns 51%, and Echo Sierra Enterprises and NOI Four each own 24.5%.of Westminster OP7. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Westminster OP7.
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

On March 31, 2007 our total dividend payable to GDBA was $36,986 and our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior subordinated note	$3,634,756
Senior subordinated revolving note	3,500,000

Total	$7,134,756
DB Marketing LTD
We utilize the marketing services of DB Marketing LTD for most of our marketing efforts as well as our public relations and investor relations. The principal of DB Marketing, LTD is Mr. Doug Backman, who is the son of Mr. G. Brent Backman our majority shareholder and a director of our company. We paid a total of $32,284 to DB Marketing during the quarter ended March 31, 2007.
(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $946,096 in earnest money deposits outstanding at March 31, 2007. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes generally are callable on demand and carry an interest rate of 12% per annum.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at March 31, 2007:

Equipment	$21,898
Furniture and fixtures	16,630
Computers and related equipment	19,322
Software and intangibles	39,800
Leasehold improvements	6,251

$103,901
less accumulated depreciation	(14,700)

$89,201

Depreciation expense totaled $7,747 and $1,598 for the quarters ended March 31, 2007 and March 31, 2006 respectively. Depreciation expense for the quarter ended March 31, 2007 includes $642 related to the depreciation of equipment under capital lease.

(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of March 31, 2007 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.
Series A Convertible Preferred Stock
As of March 31, 2007 the Company has 517,000 shares of Series A Convertible Preferred Stock authorized and issued. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price.
Stock Based Compensation
On November 8, 2006 Across America Real Estate Corp’s Board of Directors approved the issuance of options under the Corporation’s 2006 Incentive Compensation Plan. Under the plan the company is authorized issue shares or options to purchase shares up not to exceed 1,000,000 shares. Options granted shall not be exercisable more than ten years after the date of the grant. The exercise price of any option grant shall not be less than the fair market value of the stock price on the date of the grant.
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
On March 6, 2007, three of the Company’s directors were granted options under the plan to purchase a total of 15,000 shares of common stock at the closing stock price as of March 6, 2007, which was $2.75 per share. The options were granted with a five year term and a vesting schedule of 25% per year for four years on the anniversary date of the grant.
The fair value of the each option was calculated on the grant date of March 6, 2007 using the Black-Scholes model and was valued at $1.94 using the following assumptions and inputs:

Risk free interest rate	4.48%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	86.87%
Fair Value	$1.94

There are a number of assumptions and estimates used in calculating the fair value of options. These include the expected term of the option, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the option or award being valued. Across America Real Estate Corp does not currently pay a dividend on its common stock nor does the Company expect to pay a dividend on its common stock.
The total amount of compensation calculated for the full amount of options granted is $390,969, of which $29,069 accounted for options granted during the quarter ended March 31, 2007. We accrue the stock based compensation expense in the periods in which the options vest. For the quarter ended March 31, 2007, we accrued $31,163 in expense related to stock based compensation.
Stock option activity for the quarter ended March 31, 2007 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value
Balance at December 31, 2005	—	—	—		—	—	—	—

Activity during 2006:
Granted	385,000	1.65	4.9		—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance at December 31, 2006	385,000	1.65	4.9	1,732,500	—	—	—	—

Activity during 2007:
Granted	15,000	2.75	5.0	—	—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at March 31, 2007	400,000	1.69	4.6	96,250	—	—	—	—

(8) Income Taxes
The provision for income taxes consists of the following:

Income tax expense (benefit):

Current tax expense (benefit):
Federal	$(70,384)
State	(10,896)

Total current tax expense (benefit)	$(81,280)

Deferred tax expense (benefit):
Federal	$(113,691)
State	(17,764)

Total net deferred tax asset	(131,455)

$(212,735)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for for income tax purposes.
Significant components of the Comopany’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Partnership income	$220,337

Total deferred tax assets	$220,337

Deferred tax liability:
Provision for income taxes	723
Lease income	16,050
Depreciation	43,902

Total deferred tax liability	$60,675

Total net deferred tax asset	$159,662

Reconciliation of the income tax expense computed at U.S. federal statutory to the provision for income taxes is as follows:

Tax at US federal statutory rates	$(70,384)
State income taxes, net of federal	(10,896)
Change in beginning deferred balance	(131,455)

Total income tax benefit	$(212,735)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. As of March 31, 2007, the Company has a valuation allowance of $ -0-.

(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	January 1, 2007	Noncontrolling Interest	Noncontrolling Interest	March 31, 2007
Cypress	$4,594	$—	$—	$4,594
2245 Main	—	2,384	—	2,384
Bluffton	2,502	—	—	2,502
Bluffton 46	60	—	—	60
Laveen	298	—	—	298
West Valley	298	—	—	298
American Fork	9,194	3,525	—	12,719
OP7	—	(12,356)	—	(12,356)

Total	$16,946	$(6,447)	$—	$10,499

(10) Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $635,313 at March 31, 2007, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
(11) Operating Lease Commitments
Lessee
The Company entered into an office sublease agreement on October 28, 2006, which commenced December 11, 2006 and expires December 31, 2007. The lease payment is $4,432 per month.
Combined future minimum lease payments under the leases are as follows:

December 31, 2007	$39,888

Lessor
The Company, as 51% owner of AARD OP7 Westminster, LLC, receives rental income from its property held for sale in the amount of $12,100 per month. The agreement commenced September and expires April 22, 2020 or upon sale of the property. Combined current and future rental receipts under the agreements are as follows:

2007	$108,900
2008	145,200
2009	145,200
2010	145,200
2011	145,200
thereafter	1,201,127

$1,890,827

The Company earned $36,329 in rental income for the quarter ended March 31, 2007. There is no allowance made as of March 31, 2007 for uncollectible rent as the Company believes all rents to be collectible.
(12) Notes Payable
Vectra Bank:
On April 25, 2005, we received a $10,000,000 financing commitment under a Senior Credit Agreement from Vectra Bank of Colorado (“Vectra Bank”). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to the 30 day LIBOR plus 2.25%. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its principals.
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
As of March 31, 2007, we had three outstanding notes under this facility with a principal amount totaling $1,884,969. Total interest accrued through March 31, 2007 was $34,356.
Academy Bank:
On September 7, 2006 we took out an interest-only loan with Academy Bank for $1,540,000 to finance 80% of the purchase of our AARD Westminster OP7 project. The note has a two year maturity and will come due September 7, 2008. The note carries a variable interest rate equal to the 6 month LIBOR plus 2.45%, and resets every six months. Academy Bank retains a First Deed of Trust on the property financed and has the personal guarantee of GDBA Investments, LLLP and its principals. As of March 31, 2007 the outstanding principal amount was $1,540,000 and total accrued interest was $10,410.
As of March 31, 2007 our total outstanding principal due on all outstanding notes payable and our annual schedule of repayment is as follows:
As of March 31, 2007

2007	$428,452
2008	3,041,283

Total $	$3,469,735

(13) Capital Lease Obligations
The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.
The Company entered into a sublease agreement with Matrix Tower Holdings, LLC on October 28, 2006. As part of the agreement, the Company has agreed to pay $500 per month for the use of the existing furniture at the premise. On December 1, 2007 AARD shall purchase the furniture for $10.
The future minimum lease payments under the lease are as follows:

2007	$7,079
2008	2,772
2009	2,772
2010	2,079

$14,702
less imputed interest	503

$14,199

Assets held under capital leases are recorded at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.
(14) Private Placement Transaction
On September 28, 2006, we completed a $10 million private placement with BOCO Investments, LLC consisting of 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share and $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. Additionally Mr. Joseph Zimlich, BOCO Investments, LLC’s Chief Executive Officer, purchased 17,000 shares of Series A Convertible Preferred Stock at $12.00 per share in his own name.
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
On March 31, 2007 our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior subordinated note	$3,634,757
Senior subordinated revolving note	3,500,000

Total	$7,134,757

On March 31, 2007 we also had dividends payable of $36,986 to BOCO Investments and $2,515 to Mr. Zimlich.
(15) Spin Off of Subsidiaries
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
(16) Subsequent Events
GDBA and BOCO Subordinated Line
On April 14, 2007, we completed a related party transaction with GDBA Investments, LLLP and BOCO Investments, LLC which included an additional $6 million in subordinated debt, consisting of $3 million from each party. The facility matures December 31, 2007 with the provision for one six-month extension. The facility has a floating interest rate equal to the 10 year Treasury plus 650 basis points, which is payable and resets quarterly.
United Western Bank Senior Credit Facility
On May 7, 2007, we entered into a $25 million senior credit facility with United Western Bank. This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by United Western Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to Prime rate minus 50 basis points. Each note under the facility is for an amount, as determined by United Western Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. United Western Bank retains a First Deed of Trust on each property financed.

(17) Selling, General and Administrative Expense
The Company’s selling, general and administrative expense for the quarter ended March 31, 2007 was $826,202 compared to $281,461 for the quarter ended March 31, 2006. The major components of selling, general and administrative expense are as follows:

	Quarter Ended	Quarter Ended
Expense Type	March 31, 2007	March 31, 2006
Payroll	$517,086	$148,839
Professional fees	95,225	69,987
Other employee expense	57,595	10,597
Stock option compensation expense	31,163	—
Marketing	30,285	13,818
Other	94,848	38,220

Total Selling, general and administrative	$826,202	$281,461

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

WHILE WE HAVE GENERATED A MODEST PROFIT IN TWO OF OUR LAST THREE FISCAL YEARS, THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE.
Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. On the other hand, our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. Although we have had a modest profit in two of the past three fiscal years, we cannot say whether we will be able to achieve sustained profitability. We were not profitable in our most recent fiscal quarter. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependant upon our relationships with GDBA Investments, LLLP,(“GDBA”), our largest shareholder, and BOCO Investments, LLC,(“BOCO”) a private Colorado limited liability company. Each has provided us with funding through a $10 million subordinated debt vehicle and a $3 million preferred convertible equity. We would be unable to fund any projects if we lose our current funding commitment from these shareholders. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA and its principals. We are currently seeking to renew our senior credit facility without the continuation of these guarantees but cannot guarantee that we will be able to do so. In any case, we expect to rely upon both GDBA and BOCO for funding commitments for the foreseeable future.

OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of March 31, 2007, we had total indebtedness under our various credit facilities of approximately $17.7 million. Our indebtedness could have important consequences to you.

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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of March 31, 2007, we had approximately $12.3 million available to us for additional borrowing under our $30 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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
MANAGEMENT OF POTENTIAL GROWTH.
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
LACK OF INDEPENDENT DIRECTORS.
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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.
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
LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.
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
WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK.
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

We act as a co-developer, including as a financier, to develop built-to-suit real estate projects for specific retailers and other tenants who sign long-term leases for use of the property. Our primary source of revenue is from profits we receive upon the sale of our projects upon completion; however we also receive revenue from preferred dividends on our invested capital in projects, management fees we charge to our projects and rental income from our completed projects before their disposition. In addition we may share in certain revenues directly related to our projects with our development partners such as development fees and leasing and sales commissions
On September 28, 2006, we completed a $20 million dollar funding. BOCO Investments, LLC, a private Colorado limited liability company, agreed to provide us with new funding through a $7 million subordinated debt vehicle and a $3 million preferred convertible equity. Simultaneously, GDBA Investments, LLLP, has agreed to restructure its $10 million in subordinated debt to mirror the structure of the BOCO Investments, LLC contribution, including $3 million preferred convertible equity.
In October, 2006, management began to implement a national sales strategy where five sales regions were created throughout the United States, to include the Pacific Northwest, Southwest, South Central, Midwest and East regions. Regional vice presidents were hired to manage each of the regions, which encompass five to six states. Management focused on hiring people with significant experience and established contacts in real estate, specifically in the triple net small-box retail space. Each regional vice president is responsible for marketing our services to retailers and developers throughout their regions, as well as hire and manage sales representatives and utilize independent contractors to cover the smaller markets in their regions. Additionally, we also hired a national sales manager, who in addition to supervising the regional sales vice presidents, is responsible for the marketing the company to national retail chains.
On April 2, 2007, we hired a Senior Vice President of Operations. This individual will have the responsibility for the review of new project opportunities, oversight of projects in process and the sale of properties at project completion.
On April 14, 2007, we completed a related party transaction with GDBA Investments, LLLP and BOCO Investments, LLC which included an additional $6 million in subordinated debt, consisting of $3 million from each party. The facility matures December 31, 2007 with the provision for one six-month extension. The facility has a floating interest rate equal to the 10 year Treasury plus 650 basis points, which is payable and resets quarterly.
On May 7, 2007, we entered into a $25 million senior credit facility with United Western Bank. . This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by United Western Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to Prime rate minus 50 basis points Each note under the facility is for an amount, as determined by United Western Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. United Western Bank retains a First Deed of Trust on each property financed.

Our principal business address is 700 17th Street, Suite 1200, Denver, Colorado 80202. We are in the business of financing and developing build-to-suit real estate projects for specific retailers who sign long-term leases for use of the property. We create each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and capital appreciation upon sale of the facility. Our affiliates, subsidiaries and management develop the construction and permanent financing for our benefit.
We have not been subject to any bankruptcy, receivership or similar proceeding.
Results of Operations
The following discussion involves our results of operations for the quarters ending March 31, 2007 and March 31, 2006.
Our revenues for the quarter ended March 31, 2007 were $227,984 compared to revenues for the quarter ended March 31, 2006 of $1,875,078. We had no project sales for the quarter ended March 31, 2007 compared to project sales of $1,723,000 for the quarter ended March 31, 2006. Based on our current projects in construction, management believes that this trend will reverse in the upcoming quarters. We had rental income for the quarter ended March 31, 2007 of $36,329 compared to $125,078 for the quarter ended March 31, 2006, which is attributable to having fewer rent producing properties in the current quarter versus the prior year. Because we target selling properties as soon as they are completed and occupied, we don’t anticipate that these revenues will increase substantially over the next several quarters. Management fees, for the quarter ended March 31, 2007 were $191,655 compared to $27,000 for the quarter ended March 31, 2006. Management fee are primarily comprised of origination fees taken by us as we enter into new projects. We would anticipate these revenues will increase going forward as we continue our marketing efforts to increase our projects.
We recognize cost of sales on projects during the period in which they are sold. We had no cost of sales for the quarter ended March 31, 2007 compared to $1,462,852 for the quarter ended March 31, 2006.
Selling, general and administrative costs were $826,202 for the quarter ended March 31, 2007 compared to $281,461 for the quarter ended March 31, 2006. This increase was attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward.
We had a net loss of $413,467 for the quarter ended March 31, 2007 compared to a net loss of $44,017 for the quarter ended March 31, 2007. The net loss applicable to common shareholders, after preferred stock dividends was $489,955 for the quarter ended March 31, 2007 compared to $44,017 for the quarter ended March 31, 2006. The substantial increase in net loss was primarily due to having no project sales revenue for the quarter combined with a substantial increase in selling, general and administrative costs incurred, particularly with the addition of new management and sales staff in the second half of 2006. Given that our targeted project cycle is between seven and eight months and we recognize the majority of our revenue once a project is sold upon completion, there is an expected lag of increased revenues to offset the increased cost of our additional sales and infrastructure. We anticipate that much of the increased revenue from our additional project sales efforts will be realized in the second half of 2007. We would anticipate generating enough revenue in 2007 to support the additional infrastructure and believe we will return to profitability.

Liquidity and Capital Resources
Cash and cash equivalents, were $803,204 on March 31, 2007 compared to $1,097,440 on December 31, 2006.
Cash used in operating activities increase to $4,119,020 for the quarter ended March 31, 2007 compared to $343,595 for the quarter ended March 31, 2006. This was primarily the result of our increase project flow and funding construction in progress as reclassifying projects into real estate held for sale that were anticipated to be sold, but did not close in the quarter. As we continue to increase our project pipeline, we anticipate that cash used in operations will continue to be significant.
Cash used in investing activities increased to $387,367 for the quarter ended March 31, 2007 compared to $9,654 provided by investing activities for the quarter ended March 31, 2006. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. The issuance of these notes receivable were substantially higher for the quarter ended March 31, 2007 compared to March 31, 2006 given our increased project pipeline activity, which we would expect to continue.
Cash provided by financing activities increased to $4,212,151 for the quarter ended March 31, 2007 compared to $592,834 for the quarter ended March 31, 2006 due to our increase project activity. As we continue to increase our project pipeline we expect that our cash provided by financing activities will continue to be significant. On March 31, 2007 we were fully drawn on our two Senior Subordinated Revolving Notes, which we subsequently increased and we had availability of $5,507,500 on our Senior Credit Facility as of March 31, 2007.
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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.
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
Seasonality
At this point in our business operations our revenues are not impacted by seasonal demands for our products or services. As we penetrate our addressable market and enter new geographical regions, we may experience a degree of seasonality.

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
None
ITEM 5. OTHER INFORMATION
None
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
Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended March 31, 2007: January 18, 2007, January 25, 2007, and February 26, 2007, all relating to Form FD Disclosures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA REAL ESTATE CORP.

Dated: May 14, 2007	By:	/s/ Ann L. Schmitt

Ann L. Schmitt
President, Chief Executive Officer,

Dated: May 14, 2007	By:	/s/ James W Creamer III

James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002