Form 10KSB/A
period 2006-12-31
ACROSS AMERICA REAL ESTATE CORP
filed 2007-06-29
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No 1

to
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
Stock option activity for the year ended December 31, 2006 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value
Balance at December 31, 2005	—	—	—		—	—	—	—
Activity during 2006:
Granted	385,000	1.65	4.9		—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at December 31, 2006	385,000	1.65	4.9	1,732,500	—	—	—	—

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
ITEM 8A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Ms. Schmitt, Mr. Creamer, Ms. Troska., Mr. Balzer, Mr. Zimlich, Mr. Lagerborg, Sarmat, LLC, and GDBA Investments, LLLP did not timely file a Form 4, nor did each timely file a Form 5 for the fiscal year ended December 31, 2006. All have subsequently filed the required Forms 5.
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
(1)
Ms. Schmitt became our President and CEO on August 7, 2006 and receives a salary of $235,000 per year and is eligible for an annual bonus as prescribed under our Executive Incentive Compensation Plan. On November 8, 2006, Ms Schmitt was granted options to purchase 250,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next four years. In addition as part of her employment arrangement, Ms. Schmitt will receive a $80,000 bonus on March 30, 2007.

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

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)(2)	Class
G. Brent Backman (3) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	10,781,435	67.2%
BOCO Investments, LLC (4) 103 West Mountain Ave. Fort Collins, Colorado, 80524	-0-
Sarmat, LLC (5) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	3,291,500	20.5%
Ann L. Schmitt (6) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	60,000	0.4%
James W. Creamer III (7) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	50,000	0.3%
Joni K. Troska (8) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	32,000	0.2%
Joseph Zimlich (9) 103 West Mountain Ave. Fort Collins, Colorado, 80524	56,550	0.4%
Eric Balzer (10) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	165,000	1.0%
All Officers and Directors As a Group (six persons)	11,144,985	69.9%
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
(5) A total of 2,090,500 of these shares are owned of record. A total of 1,201,000 shares are owned in the name of family members of the affiliate of this entity.
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:
(a)	(1)	FINANCIAL STATEMENTS

	(2)	SCHEDULES

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.	DESCRIPTION
3.1 *	Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.2 *	Bylaws, filed under cover of Form 10-SB, 4/14/04.

3.3*	Articles of Amendment to Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.4*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 7/13/05.

3.5*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 10/27/06

10.1 *	Loan Financing Agreement with GDBA Investments, LLLP, filed under cover of Form 10-SB, 4/14/04.

10.2 *	Construction Land Acquisition Loan Agreement with Cross Country Properties II, LLC, filed under cover of Form 10-SB, 4/14/04.

10.3 *	Construction Land Acquisition Loan Agreement with Cross Country Properties III, LLC, filed under cover of Form 10-SB, 4/14/04.

10.4 *	Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc., filed under cover of amended Form 10-SB, 9/21/04.

10.5 *	Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company, filed under cover of amended Form 10-SB, 9/21/04.

10.6 *	Agreement between GDBA RE One, LLC (“Seller”) and Alexander V. Lagerborg, filed under cover of amended Form 10-SB, 9/21/04.

10.7 *	Letter of Intent dated July 1, 2004 between Across America Real Estate Development Corp. and Carwash Management, Inc, filed under cover of amended Form 10-SB, 9/21/04.

10.8 *	Joint Development Agreement; filed under cover of Form 8-K, 10/06/04

10.9 *	Agreement to Fund with GDBA Investments, LLLP; filed under cover of Form 8-K, 12/01/04

10.10 *	Senior Credit Facility with Vectra Bank; filed under cover of Form 8-K, 4/28/05

10.11*	Securities Purchase Agreement; filed under cover of Form 8-K, 10/04/06

10.12 *	Subordinated Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.13 *	Subordinated Note, BOCO; filed under cover of Form 8-K, 10/04/06

10.14*	Shareholders Agreement; filed under cover of Form 8-K, 10/04/06

10.15 *	Registration Rights Agreement; filed under cover of Form 8-K, 10/04/06

10.16 *	Revolving Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.17 *	Revolving Note, BOCO filed under cover of Form 8-K, 10/04/06

21 *	List of Subsidiaries filed under cover of Form 10-QSB, 5/15/07

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ACROSS AMERICA REAL ESTATE CORP.
Dated: JUNE 29, 2007	By:	/s/ Ann L. Schmitt
Ann L. Schmitt
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: JUNE 29, 2007	By:	/s/ James W. Creamer III
James W. Creamer III
Treasurer, Chief Financial Officer

Dated: JUNE 29, 2007	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: JUNE 29, 2007	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: JUNE 29, 2007	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002