Form 10QSB
period 2007-06-30
ACROSS AMERICA REAL ESTATE CORP
filed 2007-08-14
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2007
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

FORM 10-QSB
Across America Real Estate Corp.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements for the period ended June 30, 2007
Consolidated Balance Sheet(Unaudited)	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	19

Item 3. Controls and Procedures	31

PART II OTHER INFORMATION	32

Item 1. Legal Proceedings	32
Item 2. Changes in Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33

Signatures	34

Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
PART I            FINANCIAL INFORMATION
References in this document to “us,” “we,” “AARD” or “Company” refer to Across America Real Estate Corp. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS
Across America Real Estate Corp.
Condensed Consolidated Balance Sheet
June 30, 2007

Assets
Cash and Equivalents	$1,609,850
Deposits held by an affiliate	759,993
Accounts Receivable, net	75,474
Property and equipment, net of accumulated depreciation (note 6)	129,470
Real estate held for sale (note 3)	4,112,002
Construction in progress	3,304,348
Land held for development	11,015,587
Deferred tax asset (note 8)	1,037,698
Current tax asset (note 8)	418,585
Deposits and prepaids	53,620

Total assets	$22,516,627

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$127,490
Accrued liabilities	87,453
Dividends payable	77,338
Income tax liability	6,585
Senior subordinated note payable, related parties (note 4)	7,463,983
Senior subordinated revolving note, related parties (note 4)	7,850,000
Note payable (note 12)	3,512,889
Capital lease obligations (note 13)	11,781
Unearned Revenue	137,668

Total liabilities	19,275,187

Shareholders’ equity
Noncontrolling interest (note 9)	(56,805)
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,381,905
Retained earnings	(3,151,397)

Total shareholders’ equity	3,241,440

Total liabilities and shareholders’ equity	$22,516,627

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Sales	$4,924,336	$—	$4,924,336	$1,723,000
Financing Activities	48,173	—	48,173	—
Rental income	15,875	143,917	52,204	268,995
Management fees	22,943	—	214,598	27,000

Total revenue	5,011,327	143,917	5,239,311	2,018,995

Operating expenses:
Cost of Sales	4,645,324	—	4,645,324	1,462,852
Impairment loss on real estate (note 15)	1,939,513	—	1,939,513	—
Selling, general and administrative (note 16)	1,081,704	348,639	1,907,906	630,100

Total Operating expenses	7,666,541	348,639	8,492,743	2,092,952

Loss from operations	(2,655,214)	(204,722)	(3,253,432)	(73,957)

Non-operating expense:
Interest Income	—	—	385	—
Interest Expense	(155,584)	(142,568)	(175,317)	(236,280)
Other Income (Expense)	1,128	—	(1,061)	—

Loss before income taxes and noncontrolling interest	(2,809,670)	(347,290)	(3,429,425)	(310,237)

Income tax provision	(953,865)	123,367	(1,166,600)	142,398

Loss before noncontrolling interest	(1,855,805)	(223,923)	(2,262,825)	(167,839)
Noncontrolling interest in income of consolidated subsidiaries	67,304	(10,611)	73,751	89,490

Net loss	$(1,923,108)	$(213,312)	$(2,336,575)	$(257,329)

Other comprehensive income
Preferred stock dividends declared	77,338	—	153,826	—

Comprehensive loss applicable to common	$(2,000,446)	$(213,312)	$(2,490,401)	$(257,329)

Basic and diluted loss per common share	$(0.12)	$(0.01)	$(0.16)	$(0.02)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625	16,036,625	16,036,625
See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,336,575)	$(257,329)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation (note 6)	14,151	3,613
Impairment of Assets	1,939,513	—
Allowance for Bad Debt	215,953	—
Stock option compensation expense (note 7)	68,144	—
Changes in operating assets and operating liabilities:
Construction in progress (note 2)	(1,038,805)	(545,342)
Real estate held for sale (note 3)	(1,332,260)	168,810
Land held for development (note 2)	(1,137,892)	(953,977)
Accounts receivable	(43,644)	(31,416)
Prepaids and Deposits	12,710	—
Accounts payable and accrued liabilities	(93,412)	(131,872)
Income tax assets and liabilities (note 8)	(1,160,015)	(165,440)
Unearned revenue	—	128,183
Indebtedness to related party (note 4)	4,480,569	1,876,641

Net cash (used in) operating activities	(411,564)	91,871

Cash flows from investing activities:
Payment of deposits	(399,622)	(45,270)
Proceeds from repayment of notes recievable	—	10,000
Issuance of notes recievable	—	(80,318)
Payments for property and equipment (note 6)	(57,068)	(3,942)

Net cash (used in) provided by investing activities	(456,690)	(119,530)

Cash flows from financing activities:
Preferred stock dividends paid	(156,375)	—
Distributions received from members	—	37,132
Proceeds from note payable (note 12 and 14)	1,541,076	746,294
Repayment of note payable	—	(929,403)
Repayment of lease obligation (note 13)	(4,038)	(805)

Net cash provided by financing activities	1,380,663	(146,782)

Net change in cash	512,410	(174,441)

Cash and cash equivalents, beginning of the period	1,097,440	291,177

Cash and cash equivalents, end of the period	$1,609,850	$116,736

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$27,921
Interest	$634,445	$225,181

Supplemental disclosure of non-cash investing and financing activities
Dividends Declared	$(153,826)	$—
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries, which were active at June 30, 2007:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership
CCI Southeast, LLC (“CCISE”)	100.00%
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
AARD-Cypress Sound, LLC (“Cypress Sound’)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster OP7”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD-Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD-Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD ‘2245 Main Street, LLC (“Plainfield”)	51.00%
AARD-Buckeye, LLC (“Buckeye”)	51.00%
AARD Esterra Mesa 1, LLC (“Esterra Mesa 1”)	51.00%
AARD Esterra Mesa 2, LLC (“Esterra Mesa 2”)	51.00%
AARD Esterra Mesa 3, LLC (“Esterra Mesa 3”)	51.00%
AARD Esterra Mesa 4, LLC (“Esterra Mesa 4”)	51.00%
AARD MDJ Goddard, LLC (“Goddard”)	51.00%
AARD Charmar Arlington Boston Pizza, LLC (“Charmar Boston Pizza”)	51.00%
L-S Corona Pointe, LLC (“L-S Corona”)	50.01%
AARD NOLA St Claude LLC (NOLA)	51.00%

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
AARD Stonegate Econolube
On October 25, 2005 we through our subsidiary, AARD Stonegate Econolube, LLC “Stonegate” entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49%, and AARD owns 51% of Stonegate. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Stonegate. As of June 30, 2007, we had not yet begun construction on the project, but are in the final preconstruction phase and are preparing to move forward with construction.

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
AARD NOLA St. Claude
On June 20, 2007, we through our subsidiary, AARD NOLA St. Claude LLC, (“NOLA”) entered into an arrangement with Mainstream Development, LLC, (“Mainstream”) an unaffiliated builder and developer of Family Dollar Stores. We intend to develop a Family Dollar Store located in New Orleans, Louisiana. Mainstream owns 49% and AARD owns 51% of NOLA. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of NOLA.
(3) Real Estate Held for Sale
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
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper (“Harper”), an unaffiliated builder and developer of commercial property. We and Mr. Harper had intended to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties have formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC (“Cypress Sound”). Harper owns 49% of Cypress Sound and we own 51%. As of June 30, 2007, the Cypress Sound project had not yet progressed forward and we are currently in negotiations with Mr. Harper to purchase our interest in Cypress Sound.
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
On December 13, 2006, we sold the Grease Monkey to an unaffiliated third party for $1,060,000. As of June 30, 2007, the Fed Ex Kinko’s property is under contract to be sold to an unaffiliated third party.
Bluffton 278
On June 14, 2005, we through our subsidiary, Hwy 278 & Hwy 170, LLC, (“Bluffton 278”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49%, and AARD owns 51% of Bluffton 278. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bluffton 278. As of June 30, 2007 we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
Bluffton 46
On April 1, 2006, we through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49%, and AARD owns 51% of Bluffton 46. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bluffton 46. As of June 30, 2007, we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
(4) Related Party Transactions
GDBA Investments, LLLP
On November 26, 2004, we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder On September 28, 2006, GDBA Investments replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note.

The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of the such share.
In the event the Company issues or sells additional shares of common stock for consideration less than the Series A conversion price in effect on the date of such issuance or sale (currently $3.00 per share), then the Series A conversion price will be reduced to a price equal to the consideration per share paid for such additional shares of common stock.
At any time following the one-year anniversary of the Series A original issuance date (September 28, 2006), the Company may cause the conversion of all, but not less than all, of the Series A Preferred Stock. However, the Company may not complete the mandatory conversion unless a registration statement under the Securities Act of 1933 is effective, registering for resale the shares of common stock to be issued upon conversion of the Series A Preferred Stock.
The Senior Subordinated Note and the Senior Subordinated Revolving Note both mature on September 28, 2009 and carry a floating interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which resets and is payable quarterly. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facilities.
On April 14, 2007, we completed a related transaction with GDBA Investments, LLLP which included an additional $3 million in subordinated debt. The facility matures December 31, 2007 with the provision for one six-month extension. The facility has a floating interest rate equal to the 10 year Treasury plus 650 basis points, which is payable and resets quarterly.
On June 30, 2007, we had dividends payable of $34,854 to GDBA Investments, LLLP.
BOCO Investments, LLC
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
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of the such share.
In the event the Company issues or sells additional shares of common stock for consideration less than the Series A conversion price in effect on the date of such issuance or sale (currently $3.00 per share), then the Series A conversion price will be reduced to a price equal to the consideration per share paid for such additional shares of common stock.
At any time following the one-year anniversary of the Series A original issuance date (September 28, 2006), the Company may cause the conversion of all, but not less than all, of the Series A Prefeerred Stock. However, the Company may not complete the mandatory conversion unless a registration statement under the Securities Act of 1933 is effective, registering for resale the shares of common stock to be issued upon conversion of the Series A Preferred Stock.
The Senior Subordinated Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. The Revolving Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facilities.

On April 14, 2007, we completed a transaction with BOCO Investments, LLC which included an additional $3 million in subordinated debt. The facility matures December 31, 2007 with the provision for one six-month extension. The facility has a floating interest rate equal to the 10 year Treasury plus 650 basis points, which is payable and resets quarterly.
On June 30, 2007, we had dividends payable of $37,397 to BOCO Investments and $2,543 to Mr. Zimlich.
On June 30, 2007 our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior subordinated note	GDBA Investments	$3,731,991
Senior subordinated note	BOCA Investments	3,731,991

		$7,463,983

Senior subordinated revolving note	GDBA Investments	$3,575,000
Senior subordinated revolving note	BOCA Investments	4,275,000

Total Senior subordinated revolving note		$7,850,000

DB Marketing LTD
We utilize the marketing services of DB Marketing LTD for most of our marketing efforts as well as some of our public relations and investor relations. The principal of DB Marketing, LTD is Mr. Doug Backman, who is the son of Mr. G. Brent Backman our majority shareholder and a director of our company. We paid a total of $22,936 to DB Marketing during the quarter ended June 30, 2007, $3,712 for DB Marketing Services and $19,224 for other vendors contracted by DB Marketing.
(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $ 759,993 in earnest money deposits outstanding at June 30, 2007. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes generally are callable on demand and carry an interest rate of 12% per annum.

(6) Property and Equipment
The Company’s property and equipment consisted of the following at June 30, 2007:

Equipment	$23,049
Furniture and fixtures	17,396
Computers and related equipment	34,018
Software and intangibles	76,107
Leasehold improvements	—

$150,570
less accumulated depreciation	(21,100)

$129,470

Depreciation expense totaled $6,404 and $2,015 for the quarters ended June 30, 2007 and June 30, 2006 respectively. Depreciation expense for the quarter ended June 30, 2007 includes $642 related to the depreciation of equipment under capital lease.
(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Series A Convertible Preferred Stock
As of June 30, 2007 the Company has 517,000 shares of Series A Convertible Preferred Stock authorized and issued. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price.
Common Stock
As of June 30, 2007 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.
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

The fair value of each option was calculated on the grant date of March 6, 2007 using the Black-Scholes model and was valued at $1.94 using the following assumptions and inputs:

Risk free interest rate	4.48%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	86.87%
Fair Value	$1.94
On April 2, 2007, employees were granted options under the plan to purchase a total 55,000 shares of common stock at the closing stock price as of April 2, 2007, which was $1.90 per share. The options were granted with a five year term and a vesting schedule of 25% per year for four years on the anniversary date of the grant.
The fair value of each option was calculated on the grant date of April 2, 2007 using the Black-Scholes model and was value at $1.34 using the following assumptions and inputs:

Risk free interest rate	4.54%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	86.87%
Fair Value	$1.34
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
The total amount of compensation calculated for the full amount of options granted is $465,923, of which $73,691 accounted for options granted during the quarter ended June 30, 2007. We accrue the stock based compensation expense in the periods in which the grants vest. For the quarter ended June 30, 2007, we accrued $36,981 in expense related to stock based compensation.

Stock option activity for the six months ended June 30, 2007 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value
Balance at December 31, 2005	—	—	—		—	—	—	—

Activity during 2006:
Granted	385,000	1.65	4.9		—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance at December 31, 2006	385,000	1.65	4.9	1,732,500	—	—	—	—

Activity during 2007:
Granted	70,000	2.08	4.7	—	—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at June 30, 2007	455,000	1.72	4.4	447,500	—	—	—	—

(8) Income Taxes
The provision for income taxes consists of the following:
Income tax expense (benefit):

Current tax expense (benefit):
Federal	$(366,077)
State	(52,508)

Total current tax expense (benefit)	$(418,585)
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of Asset	$756,410
Partnership income	177,748
Bad Debt	84,221
Depreciation	19,320

Total deferred tax assets	$1,037,698

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for for income tax purposes.
Reconciliation of the income tax expense computed at U.S. federal statutory to the provision for income taxes is as follows:

Deferred tax expense (benefit):
Federal	$(652,116)
State	(95,899)

Total net deferred tax expense	$(748,015)

Tax at US federal statutory rates	$(366,076)
State income taxes, net of federal	(52,508)
Change in beginning deferred balance	(748,016)

Total income tax benefit	$(1,166,600)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. As of June 30, 2007, the Company has a valuation allowance of $ -0-.
(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	March 31, 2007	Noncontrolling Interest	Noncontrolling Interest	June 30, 2007
Cypress	$4,594	$—	$—	$4,594
2245 Main	2,384	(2,384)	—	1
Bluffton	2,502	—	—	2,502
Bluffton 46	60	—	—	60
Laveen	298	—	—	298
West Valley	298	—	—	298
American Fork	12,719	—	—	12,719
OP7	(12,356)	(66,553)	—	(78,909)
Buckeye	—	1,633		1,633

Total	$10,499	$(67,304)	$—	$(56,805)

(10) Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $1,409,850 at June 30, 2007, for the excess of the deposit liabilities reported by the financial institution versus the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
(11) Operating Lease Commitments
Lessee
The Company entered into an office sublease agreement on October 28, 2006, which commenced December 11, 2006 and expires December 31, 2007. The lease payment is $4,432 per month.
Combined future minimum lease payments under the leases are as follows:

December 31,
2007	$26,592

(12) Notes Payable
Vectra Bank Senior Credit Facility:
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
As of June 30, 2007, we had four outstanding notes under this facility with a principal amount totaling $2,354,647. Total interest accrued through June 30, 2007 was $70,061.
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
As of June 30, 2007, we had one outstanding note under this facility with a principal amount totaling $1,088,181.
As of June 30, 2007 our total outstanding principal due on all outstanding notes payable and our annual schedule of repayment is as follows:

2007	$436,794
2008	3,076,095

$3,512,889

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
The future minimum lease payments under the leases are as follows:

2007	$4,386
2008	2,772
2009	2,772
2010	2,289

$12,219
less imputed interest	438

$11,781

Assets held under capital leases are recorded at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.
(14) Spin Off of Subsidiaries
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
(15) Impairment of Assets
We invest significantly in real estate assets. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements. The Company engages real estate brokers to assist in determining the estimated selling price or when external opinions are not available uses their own market knowledge. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down an asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell.
An impairment of assets of $1,939,513 was recorded during the three months ended June 30, 2007 included the following (amounts below are individually rounded):
•	$898,047 for Ridgeview which reflected the final disposition price of the property

•	$127,494 for Bluffton 46 which reflected current market value for undeveloped land and our cost to finance the property

•	$316,544 for Bluffton which reflected current market value for undeveloped land and our cost to finance the property

•	$442,925 for West Valley which reflected cost to complete project and the current market value for such properties

•	$154,504 for American Fork which reflected current market value for similar properties.
(16) Selling, General and Administrative Expense
The Company’s selling, general and administrative expense for the quarter ended June 30, 2007 was $1,081,704 compared to $348,639 for the quarter ended June 30, 2006. The major components of selling, general and administrative expense are as follows:

	Quarter Ending
Expense Type	June 30, 2007	June 30, 2006
Payroll and related expenses	$613,667	$238,852
Bad Debt Expense	215,953	—
Premise and Equipment	23,726	11,137
Computer	23,132	1,676
General Office	20,401	5,906
Professional Fees	108,407	37,717
Marketing	28,319	13,399
Other	48,099	39,952

Total Selling, General and Administrative	$1,081,704	$348,639

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
WHILE WE HAVE GENERATED A MODEST PROFIT IN TWO OF OUR LAST THREE FISCAL YEARS, THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE.
Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. On the other hand, our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. Although we have had a modest profit in two of the past three fiscal years, we cannot say whether we will be able to achieve sustained profitability. We were not profitable in our most recent fiscal quarter. In fact, we recorded an impairment to our assets of approximately $1,940,000. We cannot guarantee that we will not experience further impairments to our assets or other losses which could cause us to be unprofitable in our latest fiscal year. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
Because we are a company with a limited history, our operations, which consist of real estate financing of build-to-suite projects for specific national retailers, must be considered an extremely risky business, subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. The value of our assets may become impaired by a variety of factors, which would make it unlikely, if not impossible to profit from the sale of our real estate. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.
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
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of June 30, 2007, we had total indebtedness under our various credit facilities of approximately $18.8 million. Our indebtedness could have important consequences to you.
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of June 30, 2007, we had approximately $32.1 million available to us for additional borrowing under our $55 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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

During the quarter ended June 30, 2007 we recognized impairment charges on five properties totaling $1,939,513 (please see footnote 15) All of the impaired properties plus $188,808 of our bad debt expense were related to business dealings with our former development partner Automotive Development Group, with whom we terminated our business relationship in October 2006.
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
Results of Operations
The following discussion involves our results of operations for the quarters ending June 30, 2007 and June 30, 2006.
Our revenues for the quarter ended June 30, 2007 were $5,011,327compared to $143,917 for the quarter ended June 30, 2006. Project sales for the quarter ended June 30, 2007 were $4,924,336 compared to no project sales for the quarter ended June 30, 2006. Of the four properties sold during the quarter, three were land dispositions of properties that we were no longer going to develop and one property was a completed project. As we move current projects through our pipeline over the next several quarters, we would anticipate that project sales would likely increase. We had rental income for the quarter ended June 30, 2007 of $15,875 compared to $143,917 for the quarter ended June 30, 2006, which is attributable to having fewer rent producing properties in the current quarter versus the prior year. Because we target selling properties as soon as they are completed and occupied, we do not anticipate that these revenues will increase substantially over the next several quarters. Management fees and financing activity revenue, for the quarter ended June 30, 2007 were $22,943 and $48,173 respectively compared to no management fees or financing activity revenue for the quarter ended June 30, 2006. Management fees are primarily comprised of origination fees taken by us as we enter into new projects and financing activity revenues are recognized by us when a project is sold. We would anticipate these revenues will increase going forward as we continue our marketing efforts to increase our projects and as we continue to move projects through our pipeline.
We recognize cost of sales on projects during the period in which they are sold. Cost of sales for the quarter ended June 30, 2007 were $4,645,324 compared to no cost of sales recognized for the quarter ended June 30, 2006. Gross margin for the quarter ended June 30, 2007 was approximately 5.7%, which is significantly lower than our target gross margins of 15% to 20% primarily caused by the high ratio of raw land sales of our impaired property during the quarter.

Selling, general and administrative costs were $1,081,704 for the quarter ended June 30, 2007 compared to $348,639 for the quarter ended June 30, 2006. This increase was largely attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward. Included in selling, general and administrative costs for the quarter ended June 30, 2007 was $214,953 in bad debt expense which was a one time charge related to write-off of promissory notes with developers related with our impairment analysis.
During the quarter ended June 30, 2007 we recognized impairment charges on five properties totaling $1,939,513 (please see footnote 15) All of the impaired properties plus $188,808 of our bad debt expense were related to business dealings with our former development partner Automotive Development Group, with whom we terminated our business relationship in October 2006. We assessed the feasibility to moving forward and developing each project or liquidating the undeveloped properties. One project is completed and for sale, another project is under construction, two undeveloped properties are for sale and one undeveloped property, Ridgeview, was sold in June. Ridgeview represented an impairment of $898,047 or 46.3% if our total impairment. While this is a significantly larger impairment than we anticipated, of the size of the investment in this property, we made the determination that it was better to liquidate the asset. Although Automotive Development Group is contractually liable for 49% of any losses or impairments on these properties, Across America Real Estate has recognized the full effect of the impairment and we are currently evaluating our options to recoup any losses from our former development partner. While we believe that we have no other properties at immediate risk for impairment, we will continue to impairment test our portfolio on a quarterly basis.
We had a net loss of $1,923,108 for the quarter ended June 30, 2007 compared to a net loss of $213,312 for the quarter ended June 30, 2006. Comprehensive loss applicable to common shareholders, after preferred stock dividends was $2,000,446 for the quarter ended June 30, 2007 compared to $213,312 for the quarter ended June 30, 2006. The substantial increase in net loss was primarily a result of a lower than expected total gross margin for the quarter in addition to the substantial impairment charge we recognized. Additionally we have had a significant increase in selling, general and administrative costs incurred, particularly with the addition of new management and sales staff in the last year. Given that our targeted project cycle is between seven and eight months and we recognize the majority of our revenue once a project is sold upon completion, there is an expected lag of increased revenues to offset the increased cost of our additional sales and infrastructure. We anticipate that much of the increased revenue from our additional project sales efforts will be realized in the second half of 2007. We would anticipate generating enough revenue in 2007 to support the additional infrastructure and believe we could return to profitability within the next few quarters.
The following discussion involves our results of operations for the six months ending June 30, 2007 and June 30, 2006.

Our revenues for the six-months ended June 30, 2007 were $5,239,311 compared to $2,018,995 for the six-months ended June 30, 2006. Project sales for the six-months ended June 30, 2007 were $4,924,336 compared to 1,723,000 for the six-months ended June 30, 2006. This represents four properties sold during the six-months ended June 30, 2007 compared to one property sold during the six-months ended June 30, 2006. We had rental income for the six-months ended June 30, 2007 of $52,204 compared to $268,995 for the six-months ended June 30, 2006, which is attributable to having fewer rent producing properties in the current quarter versus the prior year. Management fees and financing activity revenue, for the six-months ended June 30, 2007 were $214,598 and $48,173 respectively compared to management fees of $27,000 and no financing activity revenue for the six-months ended June 30, 2006. We would anticipate these revenues will increase going forward as we continue our marketing efforts to increase our projects and as we continue to move projects through our pipeline.
We recognize cost of sales on projects during the period in which they are sold. Cost of sales for the six-months ended June 30, 2007 were $4,645,324 compared to $1,462,852 for the six-months ended June 30, 2006. Gross margin for the six-months ended June 30, 2007 was approximately 5.7%, which is significantly lower than our target gross margins of 15% to 20% primarily because of the high ratio of raw land sales of our impaired property during the quarter. Gross margin for the six-months ended June 30, 2006 was approximately 15.1%.
Selling, general and administrative costs were $1,907,906 for the six-months ended June 30, 2007 compared to $630,100 for the six-months ended June 30, 2006. This increase was largely attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward. Also included in selling, general and administrative costs for the six-months ended June 30, 2007 was $214,953 in bad debt expense which was a one time charge related to write-off of promissory notes with developers related with our impairment analysis.
During the six-months ended June 30, 2007 we recognized impairment charges on five properties totaling $1,939,513 (please see footnote 15) All of the impaired properties plus $188,808 of our bad debt expense were related to business dealings with our former development partner Automotive Development Group, with whom we terminated our business relationship in October 2006. We assessed the feasibility to moving forward and developing each project or liquidating the undeveloped properties. One project is completed and for sale, another project is under construction, two undeveloped properties are for sale and one undeveloped property, Ridgeview, was sold in June. Ridgeview represented an impairment of $898,047 or 46.3% if our total impairment. While this is a significantly larger impairment than we anticipated, of the size of the investment in this property, we made the determination that it was better to liquidate the asset. Although Automotive Development Group is contractually liable for 49% of any losses or impairments on these properties, Across America Real Estate has recognized the full effect of the impairment and we are currently evaluating our options to recoup any losses from our former development partner. While we believe that we have no other properties at immediate risk for impairment, we will continue to impairment test our portfolio on a quarterly basis.
We had a net loss of $2,336,575 for the six-months ended June 30, 2007 compared to a net loss of $257,329 for the six-months ended June 30, 2006. Comprehensive loss applicable to common shareholders, after preferred stock dividends was $2,490,401 for the six-months ended June 30, 2007 compared to $257,329 for the six-months ended June 30, 2006. The substantial increase in net loss was primarily the result of a lower than expected total gross margin for the period in addition to the substantial impairment charge we recognized. Additionally we have had a significant increase in selling, general and administrative costs incurred, particularly with the addition of new management and sales staff in the last year. Given that our targeted project cycle is between seven and eight months and we recognize the majority of our revenue once a project is sold upon completion, there is an expected lag of increased revenues to offset the increased cost of our additional sales and infrastructure.

We anticipate that much of the increased revenue from our additional project sales efforts will be realized in the second half of 2007. We would anticipate generating enough revenue in 2007 to support the additional infrastructure and believe we could return to profitability within the next few quarters.
Liquidity and Capital Resources
Cash and cash equivalents, were $1,609,850 on June 30, 2007 compared to $1,097,440 on December 31, 2006.
Cash used in operating activities increased to $411,566 for the six-months ended June 30, 2007 compared to cash provided by operating activities of $91,871 for the six-months ended June 30, 2006. This was primarily the result of our increase project flow and funding construction in progress and investment in land, offset by additional indebtedness to related parties. As we continue to increase our project pipeline, we anticipate that cash used in operations will continue to be significant.
Cash used in investing activities increased to $456,690 for the six-months ended June 30, 2007 compared to $119,530 used in investing activities for the six-months ended June 30, 2006. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. The issuance of these notes receivable were substantially higher for the six-months ended June 30, 2007 compared to June 30, 2006 given our increased project pipeline activity, which we would expect to continue.
Cash provided by financing activities was $1,380,663 the six-months ended June 30, 2007 compared to cash used in financing activities of 146,782 for the six-months ended June 30, 2006. This shift is primarily the result of our increase project activity. As we continue to increase our project pipeline we expect that our cash provided by financing activities will continue to be significant. On June 30, 2007 we were had total availability on our three Senior Subordinated Revolving Notes of $4,686,017 and we had availability of $27,442,500 on our two Senior Credit Facilities as of June 30, 2007.
Because we recognized impairment charges on five properties totaling $1,939,513 (please see footnote 15) in one quarter, we became subject to an “Event of Default” provision under our Senior Subordinate Revolving Notes. This Event of Default provision was triggered when we recognized a net loss under GAAP of greater than $1,000,000 in any calendar quarter. This Event of Default provision has been waived by our Senior Subordinate Note Holders.
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
Critical Accounting Estimates
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
ITEM 2. CHANGES IN SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Because we recognized impairment charges on five properties totaling $1,939,513 (please see footnote 15) in one quarter, we became subject to an “Event of Default” provision under our Senior Subordinate Revolving Notes. This Event of Default provision was triggered when we recognized a net loss under GAAP of greater than $1,000,000 in any calendar quarter. This Event of Default provision has been waived by our Senior Subordinate Note Holders.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
10.18	Amendment to Subordinated Note, BOCO, dated March 30, 2007

10.19	Amendment to Subordinated Note, BOCO, dated August 10, 2007

10.20	Amendment to Revolving Note, BOCO, dated March 30, 2007

10.21	Amendment to Revolving Note, BOCO, dated August 10, 2007

10.22	Amendment to Subordinated Note, GDBA, dated March 30, 2007

10.23	Amendment to Subordinated Note, GDBA, dated August 10, 2007

10.24	Amendment to Revolving Note, GDBA, dated March 30, 2007

10.25	Amendment to Revolving Note, GDBA, dated August 10, 2007

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended June 30, 2007: April 11, 2007, April 13, 2007, and May 8, 2007, all relating to Form FD Disclosures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA REAL ESTATE CORP.
Dated: August 13, 2007	By:	/s/ Ann L. Schmitt
Ann L. Schmitt
President, Chief Executive Officer,

Dated: August 13, 2007	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.18	Amendment to Subordinated Note, BOCO, dated March 30, 2007

10.19	Amendment to Subordinated Note, BOCO, dated August 10, 2007

10.20	Amendment to Revolving Note, BOCO, dated March 30, 2007

10.21	Amendment to Revolving Note, BOCO, dated August 10, 2007

10.22	Amendment to Subordinated Note, GDBA, dated March 30, 2007

10.23	Amendment to Subordinated Note, GDBA, dated August 10, 2007

10.24	Amendment to Revolving Note, GDBA, dated March 30, 2007

10.25	Amendment to Revolving Note, GDBA, dated August 10, 2007

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002