Form 10QSB
period 2007-09-30
ACROSS AMERICA REAL ESTATE CORP
filed 2007-11-13
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended    September 30, 2007
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 2 , 2007, registrant had outstanding 16,036,625 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on November 2, 2007) was approximately $2,400,210.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-QSB
Across America Real Estate Corp.

PART I   FINANCIAL INFORMATION
References in this document to “us,” “we,” “AARD” or “Company” refer to Across America Real Estate Corp. and its subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS
Across America Real Estate Corp.
Condensed Consolidated Balance Sheet
September 30, 2007
(unaudited)

Assets
Cash and Equivalents	$1,717,017
Notes Receivable and Development Deposits	489,533
Accounts Receivable, net	71,835
Property and equipment, net of accumulated depreciation (note 6)	115,377
Real estate held for sale (note 3)	12,486,186
Construction in progress	4,721,094
Land held for development	11,155,276
Deferred tax asset (note 8)	1,160,221
Current tax asset (note 8)	656,942
Deposits and prepaids	31,763

Total assets	$32,605,244

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$162,797
Accrued liabilities	620,564
Dividends payable	78,187
Tax liability	51,583
Senior subordinated note payable, related parties (note 4)	7,000,000
Senior subordinated revolving note, related parties (note 4)	12,800,000
Note payable (note 12)	8,854,866
Capital lease obligations (note 13)	9,651
Unearned Revenue	137,668

Total liabilities	29,715,316

Shareholders’ equity
Noncontrolling interest (note 9)	(56,805)
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,500,574
Retained earnings	(3,621,578)

Total shareholders’ equity	2,889,928

Total liabilities and shareholders’ equity	$32,605,244

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Sales	$815,000	$—	$5,739,336	$1,723,000
Sales, related parties (Note 4)	—	5,050,000	—	5,050,000
Financing Activities	10,314	—	58,487	—
Rental income	51,283	98,694	103,487	367,690
Management fees	148,383	32,725	362,981	59,725

Total revenue	1,024,980	5,181,419	6,264,291	7,200,415

Operating expenses:
Cost of Sales	815,000	4,767,622	5,460,324	6,230,470
Impairment loss on real estate (note 15)	(40,868)	—	1,898,645	—
Selling, general and administrative (note 16)	748,078	512,843	2,655,984	1,143,337

Total Operating expenses	1,522,210	5,280,465	10,014,953	7,373,807

Loss from operations	(497,230)	(99,046)	(3,750,662)	(173,392)

Non-operating expense:
Interest Income	6,641	482	7,535	482
Interest Expense	(100,413)	(127,915)	(275,730)	(363,803)
Other Income (Expense)	—	—	(1,570)	—

Loss before income taxes and noncontrolling interest	(591,002)	(226,479)	(4,020,427)	(536,713)

Income tax provision	(360,880)	(54,041)	(1,527,480)	(196,439)

Loss before noncontrolling interest	(230,122)	(172,438)	(2,492,947)	(340,274)
Noncontrolling interest in income of consolidated subsidiaries	—	2,867	73,751	92,357

Net loss	(230,122)	(175,305)	(2,566,698)	(432,631)

Other comprehensive income Preferred stock dividends declared	78,186	—	232,012	—

Comprehensive loss applicable to common	$(308,308)	$(175,305)	$(2,798,710)	$(432,631)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.17)	$(0.03)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625	16,036,625	16,036,625

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,566,698)	$(432,631)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation (note 6)	28,472	5,629
Impairment of Assets	1,898,645	—
Allowance for Bad Debt	215,953	—
Stock option compensation expense (note 7)	98,297	—
Changes in operating assets and operating liabilities:
Construction in progress (note 2)	(4,354,196)	(1,339,028)
Real estate held for sale (note 3)	(9,706,445)	4,855,790
Land held for development (note 2)	661,932	(2,834,900)
Accounts receivable	(255,958)	44,564
Deposits and Prepaids	34,567	—
Accounts payable and accrued liabilities	631,577	(109,941)
Income tax assets and liabilities (note 8)	(1,475,897)	(224,415)
Unearned revenue	—	128,183
Indebtedness to related party (note 4)	—	150,000

Net cash (used in) operating activities	(14,789,751)	243,251

Cash flows from investing activities:
Payment of deposits	86,791	259,094
Proceeds from repayment of notes receivable	—	25,000
Issuance of notes receivable	—	(489,958)
Payments for property and equipment (note 6)	(57,296)	(7,514)

Net cash (used in) provided by investing activities	29,495	(213,378)

Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	—	6,204,000
Preferred stock dividends paid	(233,711)	—
Distributions received from members	(73,751)	15,846
Proceeds from subordinated notes payable (note 12 and 14)	12,200,000	5,488,688
Repayment of subordinated notes payable (note 12 and 14)	(3,400,000)	(6,046,546)
Proceeds from Sr. notes payable	8,854,866	2,901,598
Repayment of Sr. notes payable	(1,961,403)	(3,897,893)
Repayment of lease obligation (note 13)	(6,168)	(1,416)

Net cash provided by financing activities	15,379,833	4,664,277

Net change in cash	619,577	4,694,150

Cash and cash equivalents, beginning of the period	1,097,440	180,496

Cash and cash equivalents, end of the period	$1,717,017	$4,874,646

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,000	$—

Interest	$780,981	$1,155,680

Supplemental disclosure of non-cash investing and financing activities
Dividends Declared	$232,012	$—

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries as of September 30, 2007:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

CCI Southeast, LLC (“CCISE”)	100.00%
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
AARD Cypress Sound, LLC (“Cypress Sound’)	51.00%
AARD TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton 278”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster OP7”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD 2245 Main Street, LLC (“Plainfield”)	51.00%
AARD Buckeye, LLC (“Buckeye”)	51.00%
AARD Esterra Mesa 1, LLC (“Esterra Mesa 1”)	51.00%
AARD Esterra Mesa 2, LLC (“Esterra Mesa 2”)	51.00%
AARD Esterra Mesa 3, LLC (“Esterra Mesa 3”)	51.00%
AARD Esterra Mesa 4, LLC (“Esterra Mesa 4”)	51.00%
AARD MDJ Goddard, LLC (“Goddard”)	51.00%
AARD Charmar Arlington Boston Pizza, LLC (“Charmar Boston Pizza”)	51.00%
L-S Corona Pointe, LLC (“L-S Corona”)	50.01%
AARD NOLA St Claude LLC (NOLA St Claude)	51.00%
AARD LECA LSS Lonestar LLC (Lake Elsinore LSS)	51.00%
AARD LECA VL1 LLC (Lake Elsinore Land)	51.00%
AARD ORFL FD Goldenrod LLC (Goldenrod)	51.00%
AARD SATX CHA LLC (Champs)	51.00%
All significant intercompany accounts and transactions have been eliminated in consolidation.

2)	Current Development Projects
AARD Evansville
On December 5, 2006, we through our subsidiary, 5020 Lloyd Expressway, LLC (“AARD Evansville”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intended to develop a Fed Ex Kinko’s in a location in Evansville, IN, but have changed our plans and are developing an AT&T Wireless and Aspen Dental stores at this location. Situs owns 49%, and AARD owns 51% of AARD Evansville. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of AARD Evansville.
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
AARD Stonegate Econolube
On October 25, 2005 we through our subsidiary, AARD Stonegate Econolube, LLC “Stonegate” entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We intend to develop an Econolube located in Parker, CO. Charmar Properties owns 49%, and AARD owns 51% of Stonegate. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Stonegate. As of September 30, 2007, we had not yet begun construction on the project, but are in the final preconstruction phase and are preparing to move forward with construction.
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

AARD LECA LSS Lonestar LLC
On August 1, 2007, we through our subsidiary, AARD LECA LSS Lonestar LLC, (“Lonestar”) entered into an arrangement with Charmar Property Acquisitions (“Charmar”) an unaffiliated developer of commercial properties. We intend to develop a Lonestar Steakhouse located in Lake Elsinore, California. Charmar owns 49%, and AARD owns 51% of Lonestar. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Lonestar.
AARD ORFL FD Goldenrod LLC
On August 3, 2007, we through our subsidiary, AARD ORFL FD Goldenrod LLC, (“Goldenrod”) entered into arrangement with Dorsey Development Companies, LLC (“Dorsey”) an unaffiliated developer of commercial properties. We intend to develop a Family Dollar store located in Orlando, Florida. Dorsey owns 49%, and AARD owns 51% of Goldenrod. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Goldenrod.
(3)	Real Estate Held for Sale
West Valley
On November 21, 2005, we through our subsidiary, South Glen Eagles Drive, LLC (“West Valley”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intend to develop a Grease Monkey located in West Valley, Utah. ADG owns 49%, and AARD owns 51% of West Valley. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of West Valley. In November, 2006 we broke ground on the Grease Monkey project and it is currently under construction. In June, 2007 we recognized a $442,925 impairment charge on the property to adjust our carrying value to the fair value.
AARD Esterra Mesa 1,2,3 & 4, LLC’s
In October 2006, we purchased approximately 3.75 acres of commercial property in Mesa, AZ, which are intended to be subdivided into four separate commercial sites. On March 19, 2007, through four subsidiaries, AARD Esterra Mesa 1, LLC, AARD Esterra Mesa 2, LLC, AARD Esterra Mesa 3, LLC and AARD Esterra Mesa 4, LLC (collectively, “Esterra Mesa 1-4”) , we entered into an arrangement with Esterra Development LLC (“Esterra”) an unaffiliated developer of commercial properties. We intend to obtain leases and develop the sites. Esterra owns 49%, and AARD owns 51% of Esterra Mesa 1-4. While our partner is still actively working on obtaining leases for the property, due to the time involved with this project, we have begun to review alternatives including selling our interest in the project.
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
On March 22, 2005, we entered into an arrangement with Mr. Daniel S. Harper (“Harper”), an unaffiliated builder and developer of commercial property. We and Mr. Harper had intended to develop and construct a six unit, three-story condominium project located in Orlando, Florida. The parties formed a limited liability company for the development of the identified property. The name of the limited liability company is AARD-Cypress Sound LLC (“Cypress Sound”). Harper owns 49% of Cypress Sound and we own 51%. Because of the length of time of this project, and the fact that it is outside of our market niche, we have begun to review our alternatives and are actively marketing the property for sale.

American Fork
On June 14, 2005, we through our subsidiary, State & 130th, LLC (“American Fork”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. In September, 2005 we purchased property located in American Fork, UT, which was subsequently subdivided into two separate lots, each owned by State & 130th, LLC. We developed a Grease Monkey and a Fed Ex Kinko’s on the two sites and both were completed and occupied in the fourth quarter of 2006. On December 13, 2006, we sold the Grease Monkey to an unaffiliated third party for $1,060,000. In June, 2007 we recognized an impairment charge on the property of $154,504 as an adjustment to the fair value of the property.
Bluffton 46
On April 1, 2006, we through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49%, and AARD owns 51% of Bluffton 46. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bluffton 46. In June, 2007 we recognized an impairment charge on the property of $127,494 to adjust our holding costs to the fair value. As of September 30, 2007, we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
Champps
On August 21, 2007, we through our subsidiary, AARD SATX CHA, LLC (“Champs”) entered into an arrangement with Restaurant Management Group (RMG), an unaffiliated operator of Champs Restaurants. The intent of this purchase was to free up the capital of the owners of RMG so it could be redeployed in other new franchised efforts that would require AARD’s assistance. RMG owns 49%, and AARD owns 51% of Champs. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Champs.
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
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00 per share, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of the such share.
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
On September 28, 2006, the company recognized $5,050,000 in revenue through a related party sale of its Riverdale and Stonegate properties to Aquatique Industries, Inc., a company controlled by GDBA.
On April 14, 2007, we completed a related transaction with GDBA Investments, LLLP which included an additional $3 million in subordinated debt. The facility matures December 31, 2007 with the provision for one six-month extension. The facility has a floating interest rate equal to the 10 year Treasury plus 650 basis points, which is payable and resets quarterly.
On September 30, 2007, we owed dividends payable of $37,808 to GDBA Investments, LLLP.
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
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00 per share, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of the such share.
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
On September 30, 2007, we owed dividends payable of $37,808 to BOCO Investments and $2,571 to Mr. Zimlich.

On September 30, 2007 our outstanding principal balances on our Senior Subordinated Note and Senior Subordinated Revolving Note were:

Senior subordinated note	GDBA Investments	3,500,000
Senior subordinated note	BOCO Investments	3,500,000

Total Senior subordinated notes		7,000,000

Senior subordinated revolving note	GDBA Investments	6,400,000
Senior subordinated revolving note	BOCO Investments	6,400,000

Total Senior subordinated revolving note		12,800,000

We continue to be dependant on both the GDBA Investments and BOCO Investments relationships and would be unable to fund projects if we lose our funding commitments from these two entities. In addition both entities are substantial shareholders in the company. In addition to the 250,000 shares of Series A Convertible Preferred Stock that each entity owns, GDBA Investments also owns 10,781,435 of our common stock, which represents 67.2% of our outstanding common shares.
(5)	Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $489,533 in earnest money deposits outstanding at September 30, 2007. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes generally are callable on demand and carry an interest rate of 12% per annum.
(6)	Property and Equipment
The Company’s property and equipment consisted of the following at September 30, 2007:

Equipment	$23,277
Furniture and fixtures	17,396
Computers and related equipment	34,018
Software and intangibles	76,107

$150,798
less accumulated depreciation	(35,421)

$115,377

Depreciation expense totaled $14,093 and $2,348 for the quarters ended September 30, 2007 and September 30, 2006 respectively. Depreciation expense for the quarter ended September 30, 2007 includes $643 related to the depreciation of equipment under capital lease.

(7)	Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Series A Convertible Preferred Stock
As of September 30, 2007 the Company had 517,000 shares of Series A Convertible Preferred Stock authorized and issued. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price.
Common Stock
As of September 30, 2007 the Company had 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.
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
The total amount of compensation calculated for the full amount of options granted is $465,923. We accrue the stock based compensation expense in the periods in which the grants vest. For the quarter ended September 30, 2007, we accrued $30,758 in expense related to stock based compensation.
Stock option activity for the nine months ended September 30, 2007 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value

Balance at December 31, 2005	—	—	—		—	—	—	—

Activity during 2006:
Granted	385,000	1.65	4.9		87,500	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance at December 31, 2006	385,000	1.65	4.9	1,732,500	87,500	—	—	—

Activity during 2007:
Granted	70,000	2.08	4.5	—	—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at September 30, 2007	455,000	1.72	4.2	15,250	—	—	—	—

(8)	Income Taxes
The provision for income taxes consists of the following:
Income tax asset (liability):

Current tax asset (liability):
Federal	$574,534
State	82,408

Total current tax asset (liability)	$656,942
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of Asset	$740,345
Partnership income	315,969
Bad Debt	84,221
Depreciation	19,686

Total deferred tax assets	$1,160,221

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for for income tax purposes.
Reconciliation of the income tax expense computed at U.S. federal statutory to the provision for income taxes is as follows:

Deferred tax expense (benefit):
Federal	$(759,040)
State	(111,624)

Total net deferred tax expense	(870,664)

Tax at US federal statutory rates	$(574,408)
State income taxes, net of federal	(82,408)
Change in beginning deferred balance	(870,664)

Total income tax benefit	$(1,527,480)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. As of September 30, 2007, the Company has a valuation allowance of $ -0-.

(9)	Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

			Earnings
		Earnings	disbursed/
	Balance	allocated to	accrued for	Balance
	June 30,	Noncontrolling	Noncontrolling	September 30,
	2007	Interest	Interest	2007

Cypress	$4,594	$—	$—	$4,594
2245 Main	—	—	—	—
Bluffton	2,502	—	—	2,502
Bluffton 46	60	—	—	60
Laveen	298	—	—	298
West Valley	298	—	—	298
American Fork	12,719	—	—	12,719
OP7	(78,909)	—	—	(78,909)
Buckeye	1,633	—	—	1,633

Total	$(56,805)	$—	$—	$(56,805)

(10)	Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $1,399,980 at September 30, 2007, for the excess of the deposit liabilities reported by the financial institution versus the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
(11)	Operating Lease Commitments
Lessee
The Company entered into an office sublease agreement on October 28, 2006, which commenced December 11, 2006 and expires December 31, 2007. The lease payment is $4,432 per month.
Combined future minimum lease payments under the leases are as follows:

December 31,
2007	$13,296

(12)	Notes Payable
Vectra Bank Senior Credit Facility:
On April 25, 2005, we entered into a $10 million senior credit facility with Vectra Bank of Colorado (“Vectra Bank”). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to the 30 day LIBOR plus 2.25%. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its principals.
On August 3, 2006 we executed a First Amendment to our Senior Credit Agreement with Vectra Bank extending the expiration date of the facility to October 21, 2007, which is renewable annually. The terms and conditions of each construction note issued under the facility remain unchanged, and any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement. We are currently working with the bank to renew the facility.
As of September 30, 2007, we had six outstanding notes under this facility with a principal amount totaling $6,226,573. Total interest accrued through September 30, 2007 was $141,652.
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
As of September 30, 2007, we had two outstanding notes under this facility with a principal amount totaling $2,465,953. Total interest accrued through September 30, 2007 was $20,688.
As of September 30, 2007 our total outstanding principal and interest due on all outstanding notes payable and our annual schedule of repayment is as follows:

2007	$—
2008	8,854,866

$8,854,866

(13)	Capital Lease Obligations
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
The future minimum lease payments under the leases are as follows:

2007	$2,403
2008	2,772
2009	2,772
2010	2,079

$10,026
less imputed interest	375

$9,651

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
For the quarter ending June 30, 2007, we recorded a $1,939,513 impairment loss on various real estate assets, as detailed below.
For the quarter ending September 30, 2007, we recorded a $40,868 recovery of an impairment loss on the final sale of the Hwy 278 & Hwy 170, LLC (Bluffton 278).
During the nine month ending September 30, 2007, we recorded a $1,898,645 impairment of assets which consists of the following:
•	$898,047 for Ridgeview which reflected the final disposition price of the property

•	$127,494 for Bluffton 46 which represented the difference between our carrying value and the estimated fair value of the property.

•	$275,675 for Bluffton 278 which reflected the final disposition price of the property

•	$442,925 for West Valley which represented the difference between our carrying value and the estimated fair value of the property.

•	$154,504 for American Fork which represented the difference between our carrying value and the estimated fair value of the property..

(16)	Selling, General and Administrative Expense
The Company’s selling, general and administrative expense for the quarter ended September 30, 2007 was $768,078 compared to $512,843 for the quarter ended September 30, 2006. The major components of selling, general and administrative expense are as follows:

	Quarter Ending
Expense Type	September 30, 2007	September 30, 2006
Payroll and related expenses	$542,217	$282,876
Stock Based Compensation	30,758	—
Premise and Equipment	22,560	13,317
Computer	18,619	2,652
General Office	15,610	11,014
Professional Fees	74,079	166,099
Marketing	11,453	19,079
Other	32,782	17,806

Total Selling, General and Administrative	$748,078	$512,843

(17)	Subsequent Event
We have obtained a temporary line of credit to facilitate the timing of the origination and completion of our fourth quarter projects. Effective, October 25, 2007, we signed a promissory note to borrow from BOCO INVESTMENTS, LLC up to $3,000,000 for a period of up to ninety days at an interest rate of the higher of the ninety day average for U.S. Treasury Notes with a 10-year maturity as determined on the last Business Day of each calendar quarter, using the constant maturity calculation, plus 650 basis points; or eleven percent (11%). The calculation of the Interest Rate is determined at the end of the term of the Note or upon the partial or complete payoff of this Note, whichever is earlier. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA INVESTMENTS, LLLP and BOCO INVESTMENTS, LLC. have each agreed to subordinate their respective other credit agreements with us to this new promissory note.

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
WHILE WE HAVE GENERATED A MODEST PROFIT IN TWO OF OUR LAST THREE FISCAL YEARS, THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR MOST RECENT FISCAL YEAR END, FOR OUR MOST RECENT FISCAL QUARTER AND FOR OUR MOST RECENT NINE MONTH FISCAL PERIOD.
Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. On the other hand, our revenues for the fiscal year ended December 31, 2005 were $7,951,962. We had net income of $77,666 for the fiscal year ended December 31, 2005. Our revenues for the fiscal year ended December 31, 2004 were $1,787,922. We had net income of $25,686 for the fiscal year ended December 31, 2004. Although we have had a modest profit in two of the past three fiscal years, we cannot say whether we will be able to achieve sustained profitability. We were not profitable in our most recent fiscal quarter or for our most recent nine month fiscal period. We had a net loss of $230,122 for the three months ended September 30, 2007 and a net loss of $2,566,698 for the nine months ended September 30, 2007. In fact, we recorded an impairment to our assets of approximately $1,900,000. We cannot guarantee that we will not experience further impairments to our assets or other losses which could cause us to be unprofitable in our latest fiscal year. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.

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
Because we are a company with a limited history, our operations, which consist of real estate financing of build-to-suite projects for specific national retailers, must be considered an extremely risky business, subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. The value of our assets may become impaired by a variety of factors, which would make it unlikely, if not impossible to profit from the sale of our real estate. We have already experienced impairments to our assets and may do so in the future. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependant upon our relationships with GDBA Investments, LLLP,(“GDBA”), our largest shareholder, and BOCO Investments, LLC,(“BOCO”) a private Colorado limited liability company. Each has provided us with funding through a $10 million subordinated debt vehicle and a $3 million preferred convertible equity. In addition, BOCO has recently extended a $3,000,000 term loan to us to facilitate the timing of the origination and completion of our fourth quarter projects. We would be unable to fund any projects if we lose our current funding commitment from these shareholders. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA and its principals. We are currently seeking to renew our senior credit facility without the continuation of these guarantees but cannot guarantee that we will be able to do so. In any case, we expect to rely upon both GDBA and BOCO for funding commitments for the foreseeable future.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of September 30, 2007, we had total indebtedness under our various credit facilities of approximately $28.7 million. Our indebtedness could have important consequences to you. For example, it could:
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of September 30, 2007, we had approximately $26.3 million available to us for additional borrowing under our $55 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT (ADD IMPAIRMENT DISCUSSION)
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $1,900,000 in this fiscal year and may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.

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
During the quarter ending June 30, 2007 we recognized impairment charges on five properties totaling $1,939,513. During the quarter ending September 30, 2007 we recognized a $40,868 recover of the impairment on sale of Hwy 278 and Hwy 170, LLC (Bluffton 278), thus decreasing our year to date impairment charge to $1,898,645 (see footnote 15). All of the impaired properties plus $188,808 of our bad debt expense were related to business dealings with our former development partner Automotive Development Group, with whom we terminated our business relationship in October 2006.
Effective, October 25, 2007, we obtained a temporary line of credit to facilitate the timing of the origination and completion of our fourth quarter projects. We signed a promissory note to borrow from BOCO INVESTMENTS, LLC up to $3,000,000 for a period of up to ninety days at an interest rate of the higher of the ninety day average for U.S. Treasury Notes with a 10-year maturity as determined on the last Business Day of each calendar quarter, using the constant maturity calculation, plus 650 basis points; or eleven percent (11%). The calculation of the Interest Rate is determined at the end of the term of the Note or upon the partial or complete payoff of this Note, whichever is earlier. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA INVESTMENTS, LLLP and BOCO INVESTMENTS, LLC. have each agreed to subordinate their respective other credit agreements with us to this new promissory note.
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

Results of Operations
The following discussion involves our results of operations for the quarters ending September 30, 2007 and September 30, 2006.
Our revenues for the quarter ended September 30, 2007 were $1,024,980 compared to $5,181,419 for the quarter ended September 30, 2006. Project sales for the quarter ended September 30, 2007 were $815,000 compared to $5,050,000 for the quarter ended September 30, 2006. During the most recent quarter, one project, which consisted of land that was not going to be developed, was sold as compared to the same quarter last year, in which two projects that were completed were sold to a related party. As we move current projects through our pipeline over the next several quarters, we would anticipate that project sales would likely increase. We had rental income for the quarter ended September 30, 2007 of $51,283 compared to $98,694 for the quarter ended September 30, 2006, which is attributable to having fewer rent producing properties in the current quarter versus the prior year. Because we target selling properties as soon as they are completed and occupied, we do not anticipate that these revenues will increase substantially over the next several quarters. Management fees and financing activity revenue, for the quarter ended September 30, 2007 were $148,383 and $10,314 respectively compared to $32,725 and zero respectively for management fees and financing activity revenue for the quarter ended September 30, 2006. Management fees are primarily comprised of origination fees taken by us as we enter into new projects and financing activity revenues are recognized by us when a project is sold. We would anticipate these revenues will increase going forward as we continue our marketing efforts to increase our projects and as we continue to move projects through our pipeline.
We recognize cost of sales on projects during the period in which they are sold. Cost of sales for the quarter ended September 30, 2007 were $815,000 compared to $4,767,622 recognized for the quarter ended September 30, 2006. Gross margin for the quarter ended September 30, 2007 was 0.0% because the project that was sold was an impaired asset whose cost basis was adjusted, during the prior quarter, to equal its expected market value. We continue to expect gross margins in the range of 15% to 20% on un-impaired assets.
Selling, general and administrative costs were $748,078 for the quarter ended September 30, 2007 compared to $512,843 for the quarter ended September 30, 2006. This increase was largely attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will moderate as required infrastructure has been put in place.
During the quarter ended September 30, 2007, we recognized a recovery of an impairment charge of $40,868 on the final sale of the Bluffton 278 project (see footnote 15). All of the impaired properties were related to business dealings with our former development partner Automotive Development Group, with whom we terminated our business relationship in October 2006. Although Automotive Development Group is contractually liable for 49% of any losses or impairments on these properties, Across America Real Estate has recognized the full effect of the impairment or its associated recovery and we are currently evaluating our options to recoup any losses from our former development partner. While we believe that we have no other properties at immediate risk for impairment, we will continue to impairment test our portfolio on a quarterly basis.
We had a net loss of $230,122 for the quarter ended September 30, 2007 compared to a net loss of $175,305 for the quarter ended September 30, 2006. Comprehensive loss applicable to common shareholders, after preferred stock dividends was $308,308 for the quarter ended September 30, 2007 compared to $175,305 for the quarter ended September 30, 2006. The substantial increase in net loss was primarily a result of a lower than expected total gross margin for the quarter and a significant increase in selling, general and administrative costs incurred, particularly with the addition of new management and sales staff in the last year. Given that our targeted project cycle is between seven and eight months and we recognize the majority of our revenue once a project is sold upon completion, there is an expected lag of increased revenues to offset the increased cost of our additional sales and infrastructure. We anticipate that much of the increased revenue from our additional project sales efforts will be realized in the fourth quarter of 2007. We would anticipate generating enough revenue in 2008 to support the additional infrastructure and believe we could return to profitability within the next few quarters.

The following discussion involves our results of operations for the nine months ending September 30, 2007 and September 30, 2006.
Our revenues for the nine-months ended September 30, 2007 were $6,264,291 compared to $7,200,415 for the nine-months ended September 30, 2006. Project sales for the nine-months ended September 30, 2007 were $5,739,336 compared to 6,773,000 for the nine-months ended September 30, 2006. This represents five properties sold during the nine-months ended September 30, 2007 compared to three properties, of which two were sold to a related party, sold during the nine-months ended September 30, 2006. We had rental income for the nine-months ended September 30, 2007 of $103,487 compared to $367,690 for the nine-months ended September 30, 2006, which is attributable to having fewer rent producing properties in the current quarter versus the prior year. Management fees and financing activity revenue, for the nine-months ended September 30, 2007 were $362,981 and $58,487 respectively compared to management fees of $59,725 and no financing activity revenue for the nine-months ended September 30, 2006. We would anticipate these revenues will increase going forward as we continue our marketing efforts to increase our projects and as we continue to move projects through our pipeline.
We recognize cost of sales on projects during the period in which they are sold. Cost of sales for the nine-months ended September 30, 2007 were $5,460,324 compared to $6,230,470 for the nine-months ended September 30, 2006. Gross margin for the nine-months ended September 30, 2007 was approximately 4.9%, which is significantly lower than our target gross margins of 15% to 20% primarily because of the high ratio of raw land sales of our impaired properties during the year. Gross margin for the nine-months ended September 30, 2006 was approximately 8.0%, which was lower than our targeted gross margins because 75% of project revenue for that period came from sales to a related party.
Selling, general and administrative costs were $2,655,984 for the nine-months ended September 30, 2007 compared to $1,143,337 for the nine-months ended September 30, 2006. This increase was largely attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. We anticipate these costs will continue to increase as we continue to grow our business activities going forward. Also included in selling, general and administrative costs for the nine-months ended September 30, 2007 was $214,953 in bad debt expense which was a one time charge related to write-off of promissory notes with developers related with our impairment analysis.
During the nine-months ended September 30, 2007 we recognized impairment charges on five properties totaling $1,898,645 (see footnote 15). All of the impaired properties plus $188,808 of our bad debt expense were related to business dealings with our former development partner Automotive Development Group, with whom we terminated our business relationship in October 2006. We assessed the feasibility to moving forward and developing each project or liquidating the undeveloped properties. The status of these properties is as follows:
•	American Fork is completed and for sale

•	West Valley is under construction and for sale

•	Bluffton 46 is undeveloped and for sale

•	Bluffton 278 was sold in September, 2007

•	Ridgeview was sold in June, 2007
Ridgeview represented an impairment of $898,047 or 47.3% if our total impairment. While this is a significantly larger impairment than we anticipated, we made the determination that it was better to liquidate the asset. Although Automotive Development Group is contractually liable for 49% of any losses or impairments on these properties, Across America Real Estate has recognized the full effect of the impairment and we are currently evaluating our options to recoup any losses from our former development partner. While we believe that we have no other properties at immediate risk for impairment, we will continue to impairment test our portfolio on an annual basis.

We had a net loss of $2,566,698 for the nine-months ended September 30, 2007 compared to a net loss of $432,631 for the nine-months ended September 30, 2006. Comprehensive loss applicable to common shareholders, after preferred stock dividends was $2,798,710 for the nine-months ended September 30, 2007 compared to $432,631 for the nine-months ended September 30, 2006. The substantial increase in net loss was primarily the result of a lower than expected total gross margin for the period in addition to the substantial impairment charge recognized in the prior quarter. Additionally we have had a significant increase in selling, general and administrative costs incurred, particularly with the addition of new management and sales staff in the last year. Given that our targeted project cycle is between seven and eight months and we recognize the majority of our revenue once a project is sold upon completion, there is an expected lag of increased revenues to offset the increased cost of our additional sales and infrastructure.
We anticipate that much of the increased revenue from our additional project sales efforts will be realized in the fourth quarter of 2007. We would anticipate generating enough revenue in 2008 to support the additional infrastructure and believe we could return to profitability within the next few quarters.
Liquidity and Capital Resources
Cash and cash equivalents, were $1,717,017 on September 30, 2007 compared to $4,874,646 on September 30, 2006.
Cash used in operating activities increased to $14,789,751 for the nine-months ended September 30, 2007 compared to cash provided by operating activities of $243,251 for the nine-months ended September 30, 2006. This was primarily the result of our increase project flow and funding construction in progress and investment in land, offset by additional indebtedness to related parties. As we continue to increase our project pipeline, we anticipate that cash used in operations will continue to be significant.
Cash provided by in investing activities increased by $29,495 for the nine-months ended September 30, 2007 compared to cash used in investing activities of $213,378 for the nine-months ended September 30, 2006. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. The issuances of these notes receivable were slightly lower for the nine-months ended September 30, 2007 compared to September 30, 2006. Given our increased project pipeline activity, we expect that cash will be used in investing activities to fund additional earnest money investments.
Cash provided by financing activities was $15,379,833 for the nine-months ended September 30, 2007 compared to cash provided by financing activities of $4,664,277 for the nine-months ended September 30, 2006. This shift is primarily the result of our increase project activity. As we continue to increase our project pipeline we expect that our cash provided by financing activities will continue to be significant. On September 30, 2007 we were had total availability on our three Senior Subordinated Revolving Notes of $200,000 and we had availability of $21,145,134 on our two Senior Credit Facilities as of September 30, 2007.
Subsequent to the end of our fiscal quarter, we obtained a temporary line of credit to facilitate the timing of the origination and completion of our fourth quarter projects. Effective, October 25, 2007, we signed a promissory note to borrow from BOCO INVESTMENTS, LLC up to $3,000,000 for a period of up to ninety days at an interest rate of the higher of the ninety day average for U.S. Treasury Notes with a 10-year maturity as determined on the last Business Day of each calendar quarter, using the constant maturity calculation, plus 650 basis points; or eleven percent (11%). The calculation of the Interest Rate is determined at the end of the term of the Note or upon the partial or complete payoff of this Note, whichever is earlier. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA INVESTMENTS, LLLP and BOCO INVESTMENTS, LLC. have each agreed to subordinate their respective other credit agreements with us to this new promissory note.
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
As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), each our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.
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
Subsequent to the end of our fiscal quarter, we obtained a temporary line of credit to facilitate the timing of the origination and completion of our fourth quarter projects. Effective, October 25, 2007, we signed a promissory note to borrow from BOCO INVESTMENTS, LLC up to $3,000,000 for a period of up to ninety days at an interest rate of the higher of the ninety day average for U.S. Treasury Notes with a 10-year maturity as determined on the last Business Day of each calendar quarter, using the constant maturity calculation, plus 650 basis points; or eleven percent (11%). The calculation of the Interest Rate is determined at the end of the term of the Note or upon the partial or complete payoff of this Note, whichever is earlier. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA INVESTMENTS, LLLP and BOCO INVESTMENTS, LLC. have each agreed to subordinate their respective other credit agreements with us to this new promissory note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Subsequent to the end of the fiscal quarter, and effective October 5, 2007, a majority of our Shareholders, in a written consent as permitted under Colorado law, re-elected the four members of our Board of Directors: Ann L. Schmitt, G. Brent Backman, Eric Balzer, and Joseph C. Zimlich. Each will hold office until the 2008 Annual Meeting and until his or her successor is elected and qualified.
Also effective October 5, 2007, a majority of our Shareholders, in the same written consent, approved and ratified the appointment of Cordovano and Honeck, P.C. as our independent auditors for the fiscal year ending December 31, 2007.
As of October 5, 2007, a total of 16,036,625 shares of common stock and 517,000 Series A Convertible Preferred Stock, which is the equivalent of an additional 2,068,000 common shares, were issued and outstanding, for a total of 18,104,625 voting shares.
The Consent has been approved by a total of 11,632,500 voting shares, or 64.25% of the total issued and outstanding.
All of our officers have re-elected to their respective positions.

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

ACROSS AMERICA REAL ESTATE CORP.

Dated: November 13, 2007	By:	/s/ Ann L. Schmitt
Ann L. Schmitt
President, Chief Executive Officer,

Dated: November 13, 2007	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002