Form 10KSB
period 2007-12-31
ACROSS AMERICA REAL ESTATE CORP
filed 2008-03-31
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2007
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
Yes ☐ No ☑

Registrant’s revenues for its most recent fiscal year were $17,875,858. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 27, 2008 was approximately $2,900,000. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 27, 2008, was 16,036,625.
FORM 10-KSB
Across America Real Estate Corp.
INDEX

Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	13

Item 3. Legal Proceedings	13

Item 4. Submission of Matters to a Vote of Security Holders	13

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 7. Financial Statements	F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19

Item 8A. Controls and Procedures	19

Item 8B. Other Information	19

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	19

Item 10. Executive Compensation	21

Item 11. Security Ownership of Certain Beneficial Owners and Management	22

Item 12. Certain Relationships and Related Transactions	23

Item 13. Exhibits and Reports on Form 8-K	26

Item 14. Principal Accountant Fees and Services	26

Financial Statements pages	F-1–F-21

Signatures	27

Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ITEM 1. DESCRIPTION OF BUSINESS.
(a) RISK FACTORS
You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $3,959,059 for the fiscal year ended December 31, 2007. Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
BECAUSE WE HAVE RECURRING LOSSES, HAVE USED SIGNIFICANT CASH IN SUPPORT OF OUR OPERATING ACTIVITIES, HAVE A LIMITED OPERATING HISTORY AND ARE RELIANT UPON FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
For our audit dated December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of recurring losses, the use of significant cash in support of our operating activities, our limited operating history and our reliance upon funding commitments with two significant shareholders. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
•   our ability to find suitable real estate projects; and
•   our ability to generate sufficient revenues from those projects.
We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.
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
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA Investments, LLLP,(“GDBA”), our largest shareholder, and BOCO Investments, LLC,(“BOCO”) a private Colorado limited liability company. Each has provided us with funding through a $10 million subordinated debt vehicle and a $3 million preferred convertible equity. In addition, BOCO has recently extended a $3,000,000 term loan to us to facilitate the timing of the origination and completion of our fourth quarter projects. We would be unable to fund any projects if we lose our current funding commitment from these shareholders. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA. In any case, we expect to rely upon both GDBA and BOCO for funding commitments for the foreseeable future.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of December 31, 2007, we had total indebtedness under our various credit facilities of approximately $26.8 million. Our indebtedness could have important consequences to you. For example, it could:
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of December 31, 2007, we had approximately $23.2 million available to us for additional borrowing under our $48 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.

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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $3,046,196 in this fiscal year and may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.
Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for our products or services; seasonal trends in financing; the amount and timing of capital expenditures and other costs relating to the development of our properties; price competition or pricing changes in the industry; technical or regulatory difficulties; general economic conditions; and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.
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
OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Peter Shepard, our President, and James W. Creamer, III, our Chief Financial Officer, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Shepard or Mr. Creamer. We have not obtained key man life insurance on the lives of any of these individuals.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.
Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provides, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did engage in intentional misconduct or gross negligence. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs.
OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.
There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board. However, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:
*	actual or anticipated fluctuations in our operating results;

*	change in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other real estate oriented companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of technologies or product enhancements that reduce the need for our services;

*	the loss of one or more key customers; and

*	departures of key personnel.
Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. The factors which we have discussed in this document may have a significant impact on the market price of our common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.
As restrictions on the resale of our common stock end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

BUYING A LOW-PRICED PENNY STOCK SUCH AS OURS IS RISKY AND SPECULATIVE.
Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by a broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to sell any of our shares you may own in the public markets.
WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON COMMON STOCK.
We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.
(b) NARRATIVE DESCRIPTION OF THE BUSINESS
General
We have ongoing revenue-producing operations but were currently unprofitable as of our two most recent fiscal year ends. We act as a co-developer, principally as a financier, for built-to-suit real estate development projects for retailers who sign long-term leases for use of the property. We plan to create each project such that it will generate income from the placement of the construction loan, current income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates and management of ours will develop the construction and permanent financing for our benefit.
All of our operations are located in the United States. We plan to use our status as a public company to expand our operations. However, there can be no assurance that this objective will be achieved.
Organization
As of March 27, 2008 we are comprised of one corporation with thirty two subsidiaries. Because we create a separate subsidiary for each project we intend to develop, we continue to grow the number of subsidiaries we consolidate into the corporation.
On January 10, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to our shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. to be issued for each ten shares issued and outstanding of our common stock or common stock upon conversion of our preferred stock owned by such shareholders as of the Record Date. The registration statements of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. became effective on February 21, 2007 and March 19, 2007, respectively. The new shares of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. were distributed to our shareholders on or about March 23, 2007.
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
We are currently focused on the development of build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. We operate primarily in the sale-leaseback market whereby the retailers sign long term leases prior to development and our majority-owned subsidiary constructs the project with the intent of selling the property to third party investors upon project completion. During 2007 we had activities ranging from the preliminary stage of the development process to completed projects in Arizona, California, Colorado, Florida, Georgia, Indiana, Kansas, South Carolina, Texas, Utah, Nevada and Washington. To date our projects have included Advanced Auto Parts, Starbuck’s, Fed Ex Kinko’s, Champps Americana, Boston Pizza, Goddard Schools, AT&T Wireless, Aspen Dental, IHOP Restaurant, Lone Star Steakhouse & Saloon, Grease Monkey, Family Dollar Stores, and Checker Auto Parts. We have generally acquired our projects through the relationships of our development partners. During 2007 our strategy on increasing our project pipeline centered on increasing the number of our development partners in addition to increasing the number of projects annually with our existing development partners.
In all of our transactions with affiliates, we examine current market conditions and attempt to develop terms and conditions no less favorable than could be negotiated in an arms-length transaction.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital, which may include efforts to increase our senior and subordinated debt lines in addition to efforts to raise additional capital through a number of sources, including, but not limited to, equity or debt offerings, borrowings, or joint ventures.
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
Equity and Subordinated Debt:
On November 26, 2004 we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder. Under this agreement, GDBA issued a Subordinated Debt Line, which allowed us to borrow up to $10 million to fund build-to-suit retail projects. This “Agreement to Fund” is no longer in effect.
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
On September 27, 2006, simultaneous to the BOCO Investment private placement, GDBA Investments replaced its prior Agreement to Fund with a new investment structure to mirror the BOCO investment that also included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. The revolving feature on the Revolving Notes expired on December 31, 2007. However, the Revolving Notes will remain fully drawn until their maturity.
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. The Senior Subordinated Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. The Revolving Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. The revolving feature on the Revolving Notes expired on December 31, 2007, but the notes remain outstanding and fully drawn until they mature on September 28, 2009.
On April 14, 2007 we completed an additional $6 million funding with both GDBA Investments and BOCO Investments consisting of $3 million each in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. The notes had a maturity date of December 31, 2007; however, on December 18, 2007 both GDBA and BOCO agreed to extend the maturity date to June 30, 2008.
On October 25, 2007 we obtained a temporary line of credit from BOCO Investments to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth quarter projects. The line carried an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. We utilized $1,150,000 from this line which was repaid by the January 23, 2008 maturity date.
Senior Credit Facilities:
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

This financing commitment is annually renewable. On March 27, 2008, we executed the Third Amendment to our Credit Agreement extending the expiration of the facility to May 31, 2009. While the terms and conditions were modified slightly, they are not materially different than the original agreement from 2005. Any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement.
United Western Bank:
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
Largely due to the impairment charges we recognized in the second and fourth quarters of 2007, which totaled $3,046,196, we became subject to an “Event of Default” provision under our Senior Subordinate Notes and Revolving Notes. This Event of Default provision was triggered when we recognized a net loss under GAAP of greater than $1,000,000 in any calendar quarter, which we did in both the second and fourth quarters of 2007. Each of these Events of Default provisions have been waived by GDBA Investments, LLLP and BOCO Investments, LLC.
(d) MARKETS
We focus on pre-leased build-to-suit development for single pad, small box retail projects with development partners. Specifically we focus on well known name brand chain tenants, either with corporate leases or qualified franchisees. While we currently have activity in twelve states, our current addressable market is all throughout the United States.
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

(g) BACKLOG
At December 31, 2007, we had no backlogs.
(h) EMPLOYEES
We have approximately thirteen fulltime employees, nine of which are in our corporate headquarters in Denver, CO and include executives, accounting, project management, operations and support staff. Four of our employees are sales professionals in the field. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.
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
(m) SUBSEQUENT EVENTS
Effective February 27, 2008, Ms. Ann L. Schmitt resigned from all offices at our Company, including her position as a director. Our Board of Directors has appointed a replacement, Mr. Peter Shepard as our new President and Chief Executive Officer. He has been appointed on an interim basis until a suitable successor is qualified and elected. Prior to this position, Mr. Shepard was the Chief Financial Officer of GDBA Investments, LLLP, our largest shareholder. Mr. Shepard’s compensation package is currently being determined by our Board of Directors.
On March 27, 2008, we executed the Third Amendment to our Credit Agreement with Vectra Bank extending the expiration of the facility to May 31, 2009. While the terms and conditions were modified slightly from the original agreement, they are not materially different than the original agreement from 2005. Any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement.

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
Also effective October 5, 2007, a majority of our Shareholders, in the same written consent, approved and ratified the appointment of Cordovano and Honeck, LLP as our independent auditors for the fiscal year ending December 31, 2007.
As of October 5, 2007, a total of 16,036,625 shares of common stock and 517,000 Series A Convertible Preferred Stock, which is the equivalent of an additional 2,068,000 common shares, were issued and outstanding, for a total of 18,104,625 voting shares.
The Consent has been approved by a total of 11,632,500 voting shares, or 64.25% of the total issued and outstanding.
Subsequently, On February 27, 2008 Ann Schmitt resigned as President and CEO and from the Board of Directors.

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

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2007 and 2006.

	Closing Bid Price
2007	High	Low
First Quarter	$5.75	$1.76
Second Quarter	$3.00	$1.60
Third Quarter	$2.75	$1.55
Fourth Quarter	$1.75	$1.06

	Closing Bid Price
2006	High	Low
First Quarter	$4.50	$2.00
Second Quarter	$3.15	$2.25
Third Quarter	$3.25	$2.00
Fourth Quarter	$6.15	$1.50
On March 27, 2008, the closing bid price of our common stock in the OTC Bulletin Board was $0.60 per share and our volume was 0 shares.
(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
As of the date hereof, a total of 16,036,625 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was 112.
(c) DIVIDENDS
Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No cash dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.
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
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation our ability to successfully develop new products and services for new markets the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.
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

General
Our results of operations will probably be subject to variations. The results for a particular period may vary as a result of a number of factors. These include:
•	the overall state of the real estate segment of the economy,

•	the development status of and demand for our services and products,

•	economic conditions in our markets,

•	the timing of expenditures in anticipation of future revenues,

•	the mix of services and products sold by us,

•	the introduction of new services and products,

•	product enhancements by us or our competitors, and

•	pricing and other competitive conditions.
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
Our focus for 2007 was to significantly grow our revenue base over the previous year utilizing our distributed sales force implemented in late 2006. We created five regions in the high growth areas of the United States to increase our penetration in these areas. Regional vice presidents were hired to manage each of the regions, which encompass five to six states. Management focused on hiring people with significant experience and established contacts in real estate, specifically in the triple net small-box retail space. Each regional vice president is responsible for marketing Across America’s services to retailers and developers throughout their regions, as well as hire and manage sales representatives and utilize independent contractors to cover the smaller markets in their regions.
In addition we invested in our operations infrastructure during 2007 in order to be able to effectively manage our increased deal volume. In April, 2007 we hired Mr. Terry Thompson as our Senior VP of Operations to oversee our underwriting, project management and disposition areas. In addition we continued to add key support staff in these areas.
Another area of focus over the past year has been seeking additional capital sources to ensure our ability to fund additional projects as we grow. In April, 2007 we added an additional $6 million of subordinated debt between our two existing major investors, GDBA Investments, LLLP and BOCO Investments, LLC, bringing our total subordinated debt capacity to $20 million divided evenly between the two investors. In May, 2007 we added a $25 million senior debt line with United Western Bank to our existing $10 million senior line with Vectra Bank, which we just renewed in March, 2008, giving us $35 million in senior debt capacity. In October, 2007 we received a $3 million temporary subordinated debt line for a period of 90 days, in order to help facilitate the timing of the origination and completion of our fourth quarter projects. This line was only partially utilized and was repaid and retired in January 2008.

On January 10, 2007, our directors approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to our shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. to be issued for each ten shares issued and outstanding of our common stock or common stock upon conversion of our preferred stock owned by such shareholders as of the Record Date. The registration statements of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. became effective on February 21, 2007 and March 19, 2007, respectively. The new shares of Across America Real Estate Exchange, Inc. and Across America Financial Services, Inc. were distributed to our shareholders on or about March 23, 2007.
On February 27, Ann Schmitt resigned as President and CEO and from the Board of Directors. Subsequently, the Board of Directors appointed Peter Shepard as Interim President and CEO.
Results of Operations
The following discussion involves our results of operations for the fiscal years ending December 31, 2007 and December 31, 2006. Our revenues for the twelve months ended December 31, 2007 were $17,875,858 compared to $8,459,994 for the twelve months ended December 31, 2006, which represents a year over year increase of 111.3%. Total project sales represented $17,171,469 for the period ended December 31, 2007 compared $7,833,000, including $5,050,000 of related party sales for the year ended December 31, 2006, representing a year over year increase of 119.2%.
We also generate revenues from rental income of properties that are completed and have not yet been sold, in addition to management fees we charge to the project at the time of the land acquisition. Rental income decreased to $232,408 for the year ended December 31, 2007 compared to $414,044 for the year ended December 31, 2006, due to shorter hold times on completed projects in 2007 compared to those in 2006. Management fees increased to $362,981 for the year ended December 31, 2007 compared to $212,950 for the year ended December 31, 2006. This increase was due to more projects entered into as a whole during 2007 compared to 2006.
Gross profits increased to $1,118,338 for the year ended December 31, 2007 compared to $616,112 for the year ended December 31, 2006; however, our gross margin decreased to 6.5% for the year ended December 31, 2007 compared to 7.9% for the year ended December 31, 2006. This margin compression is due to the fact that several of the projects that were sold in 2007 were impaired assets or were sold significantly below our target margins.
Selling, general and administrative costs were $3,393,436 for the year ended December 31, 2007 compared to $1,881,383 for the year ended December 31, 2006, representing an increase of approximately 80.4%. This increase was attributable to the substantial increase in staff over the past year in addition to increased sales and marketing activity to generate additional projects. Furthermore, included in selling, general and administrative costs for 2007 was $258,601 in bad debt expense for promissory notes associated with our impairment analysis. We believe that we can more efficiently allocate resources going forward and on a percentage basis, we believe that selling, general and administrative costs will decrease in the next year.
For the year ended December 31, 2007, we recognized impairment charges for eleven properties totaling $3,046,196. Of the total impairment charges, $1,257,531 related to projects that were disposed of in the year ended December 31, 2007 and $1,788,665 relates to properties we still own and are in the process of selling or are marketing for sale. While we believe we have adequately and conservatively impaired our portfolio and currently value our portfolio at its fair value, we will continue to impairment test our entire portfolio annually and may test all or part of it more frequently as market conditions or individual situations arise.
We had a net loss of $3,959,059 for the year ended December 31, 2007 compared to a net loss of $735,711 for the year ended December 31, 2006. While we had a substantial increase in revenues for the year ended 2007, we did not generate or close enough projects to support our increased operating costs. This combined with the magnitude of our impairment charges and bad debt write-offs for the year were the major factors that contributed to the significant increase of our net loss.

For our audit dated December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of recurring losses, the use of significant cash in support of our operating activities, our limited operating history and our reliance upon funding commitments with two significant shareholders. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.
It is our goal to move back towards profitability over the next fiscal year. To do so, we are focusing on actively managing our operating costs while still being able to grow our business. Furthermore, we are focusing heavily on our project underwriting process and standards in order to minimize the risks of project impairments moving forward.
Liquidity and Capital Resources
Cash and cash equivalents, increased from $1,097,440 on December 31, 2006 to $2,035,620 on December 31, 2007.
Cash used in operating activities increased to $12,135,677 for the year ended December 31, 2007 compared to $5,610,641 for the prior year. This was primarily the result of the increase deal volume for the last year. Given the large proportion of projects classified as “available for sale”, we anticipate that the cash used in operating activities will decrease in first half of next year and increasing as the year progresses.
Cash used in investing activities increased to $686,310 for 2007 compared to $157,976 for the prior year. The primary cause was a significant increase in the issuance of notes receivable for earnest money given our increased activity for the year. As we look to mitigate risks moving forward, we would anticipate these activities decreasing as we look to alternative structures and methods.
Cash provided by financing activities increased to $13,760,167 for 2007 compared to $6,685,561 for 2006. We expect our cash from financing activities to mirror our cash used in operating activities over the next year. Total availability on Senior Subordinated Revolving Notes on December 31, 2007 was $1,850,000 and we had availability of $21,358,269 on our Senior Credit Facilities as of December 31, 2006.
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

ITEM 7. FINANCIAL STATEMENTS
ACROSS AMERICA REAL ESTATE CORP.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders:
Across America Real Estate Corp.
We have audited the accompanying consolidated balance sheet of Across America Real Estate Corp. as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audit included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Corp. as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities, has a limited operating history and is reliant upon funding commitments from two significant shareholders. These conditions raise doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cordovano and Honeck LLP
Englewood, Colorado
March 25, 2008

ITEM 1. FINANCIAL STATEMENTS
Across America Real Estate Corp.
Consolidated Balance Sheet
December 31, 2007

Assets
Cash and Equivalents	$2,035,620
Deposits held by an affiliate (note 5)	940,880
Accounts Receivable, net	2,156,959
Property and equipment, net of accumulated depreciation (note 6)	112,918
Real estate held for sale (note 3, 15)	14,398,602
Construction in progress (note 2, 15)	2,484,179
Land held for development (note 2)	5,388,089
Deferred tax asset (note 8)	1,143,334
Current tax asset (note 8)	965,498
Deposits and prepaids	48,451

Total assets	$29,674,530

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$262,209
Accrued liabilities	409,066
Dividends payable	78,187
Senior subordinated note payable, related parties (note 4)	7,000,000
Senior subordinated revolving note, related parties (note 4)	14,169,198
Note payable (note 12)	5,716,397
Capital lease obligations (note 13)	7,517
Unearned Revenue (note 1)	522,841

Total liabilities	28,165,415

Shareholders’ equity (note 7)
Non controlling interest (note 9)	4,594
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,440,398
Retained earnings	(5,003,614)

Total shareholders’ equity	1,509,115

Total liabilities and shareholders’ equity	$29,674,530

See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006

Revenue:
Sales (note 2)	$17,171,469	$2,783,000
Sales, related parties (note 4)	—	5,050,000
Financing activities	109,000	—
Rental income	232,408	414,044
Management fees	362,981	212,950

Total revenue	17,875,858	8,459,994

Operating expenses:
Cost of sales (note 2)	16,053,131	2,449,266
Cost of sales, related parties (note 4)	—	4,767,622
Impairment loss on real estate (note 15)	3,046,196	—
Selling, general and administrative (note 16)	3,393,436	1,881,383

Total operating expenses	22,492,763	9,098,271

Loss from operations	(4,616,905)	(638,277)

Non-operating expense:
Interest income	16,592	13,227
Interest expense	(742,965)	(320,309)
Other income (expense)	(1,570)	(14,307)

Loss before income taxes and non controlling interest	(5,344,848)	(959,666)

Income tax provision (note 8)	(1,819,149)	(316,252)

Loss before non controlling interest	(3,525,699)	(643,414)
Non controlling interest in income of consolidated subsidiaries (note 9)	433,360	92,357

Net loss	$(3,959,059)	$(735,771)

Other comprehensive income Preferred stock dividends	(310,201)	(79,887)

Comprehensive loss applicable to common shareholders	$(4,269,260)	$(815,658)

Basic and diluted loss per common share	$(0.27)	$(0.05)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625

See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Consolidated Statement of Changes in Shareholders’ Equity
For the years ended December 31, 2007 and 2006

	Non	Preferred Stock		Common Stock		Additional	Retained
	controlling		Par		Par	Paid-in	Earnings
	Interest	Shares	Value	Shares	Value	Capital	(Deficit)	Total

Balance at December 31, 2005	$(4,503)	—	$—	16,036,625	$16,037	$161,938	$81,304	$254,776

Non controlling interest at December 31, 2006	21,449	—	—	—	—	—	—	21,449

Profit sharing at December 31, 2006	—	—	—	—	—	—	—	—

Stock option compensation expense	—	—	—	—	—	20,372	—	20,372

Issuance of convertible preferred stock	—	517,000	51,700	—	—	6,131,451	—	6,183,151

Accrued preferred stock dividends paid	—	—	—	—	—	—	(79,887)	(79,887)

Net loss, year ended December 31, 2006	—	—	—	—	—	—	(735,771)	(735,771)

Balance at December 31, 2006	16,946	517,000	51,700	16,036,625	16,037	6,313,761	(734,354)	5,664,090

Noncontrolling interest at December 31, 2007	(12,352)	—	—	—	—	—	—	(12,352)

Stock option compensation expense	—	—	—	—	—	126,637	—	126,637

Accrued preferred stock dividends declared	—	—	—	—	—	—	(310,201)	(310,201)

Net loss, quarter ending December 31, 2007	—	—	—	—	—	—	(3,959,059)	(3,959,059)

Balance at December 31, 2007	$4,594	517,000	$51,700	16,036,625	$16,037	$6,440,398	$(5,003,614)	$1,509,115

See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,959,059)	$(735,771)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation (note 6)	36,788	4,448
Impairment of assets (note 15)	3,046,196	—
Allowance for bad debt (note 1)	258,601	—
Stock option compensation expense (note 7)	126,637	20,372
Changes in operating assets and operating liabilities:
Cash restricted to project development	—	258,818
Construction in progress (note 2)	(2,913,063)	(1,097,728)
Real estate held for sale (note 3)	(11,970,630)	2,076,049
Land held for development (note 2)	6,429,119	(6,822,790)
Accounts receivable	(2,125,129)	73,795
Deposits and prepaids	17,879	(47,471)
Accounts payable and accrued liabilities	356,727	89,574
Income tax assets and liabilities (note 8)	(1,812,564)	(339,301)
Unearned revenue (note 1)	385,173	137,668
Non-controlling interest (note 9)	(12,352)	16,946
Indebtedness to related party (note 4)	—	754,750

Net cash (used in) operating activities	(12,135,677)	(5,610,641)

Cash flows from investing activities:
Cash collections on notes receivable (note 5)	1,348,513	932,260
Issuance of notes receivable (note 5)	(1,971,670)	(1,018,424)
Cash paid for property and equipment (note 6)	(63,153)	(61,812)
Security deposit	—	(10,000)

Net cash (used in) investing activities	(686,310)	(157,976)

Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	—	6,204,000
Preferred stock dividends paid	(311,900)	—
Proceeds from issuance of related party loans (note 4)	19,558,482	5,214,340
Repayment of related party loans (note 4)	(10,987,381)	(8,967,864)
Proceeds from issuance of notes payable (note 12)	12,070,849	8,551,414
Repayment of notes payable (note 12)	(6,561,581)	(4,313,893)
Repayment of lease obligation (note 13)	(8,302)	(2,436)

Net cash provided by financing activities	13,760,167	6,685,561

Net change in cash	938,180	916,944

Cash and cash equivalents, beginning of the year	1,097,440	180,496

Cash and cash equivalents, end of the year	$2,035,620	$1,097,440

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$273,625	$1,155,680

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$78,187	$79,887

See accompanying notes to consolidated financial statements

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries, which were active at December 31, 2007:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

CCI Southeast, LLC (“CCISE”)	100.00%
Riverdale Carwash Lot 3A, LLC (“Riverdale”)	100.00%
AARD-Cypress Sound, LLC (“Cypress Sound’)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
119th and Ridgeview, LLC (“Ridgeview”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Clinton Keith and Hidden Springs, LLC (“Murietta”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster OP7”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD-Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD-Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD ‘2245 Main Street, LLC (“Plainfield”)	51.00%
AARD-Buckeye, LLC (“Buckeye”)	51.00%
AARD Esterra Mesa 1, LLC (“Esterra Mesa 1”)	51.00%
AARD Esterra Mesa 2, LLC (“Esterra Mesa 2”)	51.00%
AARD Esterra Mesa 3, LLC (“Esterra Mesa 3”)	51.00%
AARD Esterra Mesa 4, LLC (“Esterra Mesa 4”)	51.00%
AARD MDJ Goddard, LLC (“Goddard”)	51.00%
AARD Charmar Arlington Boston Pizza, LLC (“Charmar Boston Pizza”)	51.00%
AARD LECA LSS Lonestar LLC	51.00%
AARD LECA VL1 LLC	51.00%
AARD NOLA St claude LLC	51.00%
AARD ORFL FD Goldenrod LLC	51.00%
AARD SATX CHA LLC	51.00%
AARD JXFL UTC LLC	51.00%

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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. During the years ended December 31, 2007 and 2006, the Company recorded impairment losses totaling $3,046,196 and $-0-, respectively. These estimates directly affect the Company’s financial statements, and any changes to the estimates could materially affect the Company’s reported assets and net income.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of December 31, 2007.
Accounts Receivable
Accounts receivable consists of amounts due from the sale of real estate projects. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. As of December 31, 2007, management believes all receivables are collectible and no allowance for uncollectible accounts is necessary.
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
For the year ended December 31, 2007 the Company has recognized $742,965 interest expense that is not related to capitalized projects and $1,404,549 capitalized interest expense that is included in either Construction in Progress or Real Estate Held for Sale on the balance sheet December 31, 2007, with the exception of projects that were sold during the year, which would have included the capitalized interest amount in our Cost of Sales.

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
The subsidiary LLC members have agreed to pay a minimal interest increase over the cost of funds the Company accrues and pays for its subordinated debt. The subsidiary interest is accrued on a monthly basis based on the outstanding balance that is due the Company. The interest markup is recognized on the Company’s consolidated balance sheet as unearned revenue. Upon the sale of a project, the interest increase is recognized as financing activities revenue on the Company consolidated statement of operations.
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
At December 31, 2007, there was no variance between basic and diluted earnings per share because any potentially dilutive securities would have been anti-dilutive due to our net loss for the year. Had we not been in an anti-dilutive situation the potential dilution would have been an additional 2,068,000 shares, which relates to the conversion of our outstanding Convertible Preferred Stock and would give us a total 18,104,625 fully diluted common shares outstanding. Additionally, there were 96,250 exercisable options which were out-of-the-money on December 31, 2007, but could be dilutive in the future.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities, has a limited operating history and is reliant upon funding commitments with two significant shareholders. These factors, among others, may indicate that the Company will be unable to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company’s sales not provide sufficient cash flow, the Company has plans to raise additional working capital through debt and/or equity financings. There is no assurance the Company will be successful in producing increased sales revenues or obtaining additional funding through debt and equity financings.
The Company currently relies on its majority shareholder, GDBA Investments, LLLP (“GDBA”), and another significant shareholder, BOCO Investments, LLC (“BOCO”), to provide a substantial amount of its debt and equity financing. In addition, the Company’s $10 million senior credit facility with Vectra Bank has been guaranteed by GDBA. The Company expects to rely upon both GDBA and BOCO for funding commitments in the foreseeable future.
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
Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company did not grant any share-based awards prior to January 1, 2006. As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’ stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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
Recent Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
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
2) Current Development Projects
AARD Evansville

On December 5, 2006, we through our subsidiary, 5020 Lloyd Expressway, LLC (“AARD Evansville”) entered into an arrangement with Situs Development Corp (“Situs”) an unaffiliated builder and developer of Fed Ex Kinko’s stores. We intended to develop a Fed Ex Kinko’s in a location in Evansville, IN, but have changed our plans to develop a Cingular Wireless Store at this location. Situs owns 49%, and AARD owns 51% of AARD Evansville. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of AARD Evansville.
AARD Stonegate Econolube

On October 25, 2005 we through our subsidiary, AARD Stonegate Econolube, LLC “Stonegate” entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. We originally intended to develop an Econolube located in Parker, CO; however, we were unable to negotiate a suitable lease, so we are in the process of negotiating a lease with a franchisee for Meineke. Charmar Properties owns 49%, and AARD owns 51% of Stonegate. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Stonegate. As of December 31, 2007, we had not yet begun construction on the project. If we are unable to negotiate a suitable lease with the Meineke franchisee, we may look to sell the undeveloped land as is.

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
(3) Real Estate Held for Sale
West Valley
On November 21, 2005, we through our subsidiary, South Glen Eagles Drive, LLC (“West Valley”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We developed the property, located in West Valley, Utah, which was originally leased to Grease Monkey. ADG owns 49%, and AARD owns 51% of West Valley. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of West Valley. The project was completed in 2007; however, because of delays in the project, Grease Monkey cancelled their lease. We are currently marketing the building for lease to other lube center operations in order to enhance the potential sales value of the property. In June, 2007 we recognized a $442,925 impairment charge on the property to adjust our carrying value to fair value.
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
Bader Family Dollar
On October 5, 2006, we through our subsidiary, Eagle Palm I, LLC (“Bader Family Dollar”) entered into an arrangement with WB Properties of Georgia/MLK, LLC (“WB Properties”) an unaffiliated developer of commercial property, to develop a Family Dollar Store in Atlanta, GA. WB Properties owns 49%, and AARD owns 51% of Bader Family Dollar. The project has been completed and in December 2007, the Company recognized $98,994 of impairment expense due to the market conditions in that market area. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bader Family Dollar.
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

American Fork
On June 14, 2005, we through our subsidiary, State & 130th, LLC (“American Fork”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. In September, 2005 we purchased property located in American Fork, UT, which was subsequently subdivided into two separate lots, each owned by State & 130th, LLC. We developed a Grease Monkey and a Fed Ex Kinko’s on the two sites and both were completed and occupied in the fourth quarter of 2006. On December 13, 2006, we sold the Grease Monkey property to an unaffiliated third party for $1,060,000. In June, 2007 we recognized an impairment charge on the Fed Ex Kinko’s property of $154,504 as an adjustment to the fair value of the property.
Bluffton 46
On April 1, 2006, we through our subsidiary, Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”) entered into an arrangement with ADG, an unaffiliated builder and developer of Grease Monkey International automotive stores. We intended to develop a Grease Monkey located in Bluffton, South Carolina. ADG owns 49%, and AARD owns 51% of Bluffton 46. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Bluffton 46. In June, 2007 we recognized an impairment charge on the property of $127,494 to adjust our holding costs to fair value. As of December 31, 2007, we have made no progress towards developing the project. We are currently assessing alternatives to moving forward which include finding other retail uses for the property or selling the raw land in the open market.
AARD Greeley
On November 30, 2006, we through our subsidiary, AARD-Charmar Greeley, LLC (“AARD Greeley”) entered into an arrangement with Charmar Properties, an unaffiliated developer of commercial property. Charmar Properties owns 49%, and AARD owns 51% of AARD Greeley. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of AARD Greeley. We purchased two adjoining sites in Greeley, CO and intended to develop a Firestone Tire Center on one site and a Starbuck’s and additional retail on the other. In 2007 the tenant, Firestone Tire Center, backed out of its lease. In December 2007 the project was impaired in the amount of $36,369. The property is currently listed for sale. The adjoining site has also been listed for sale. Currently 3 of the 5 available spaces have been leased out by Starbucks, Cricket Wireless, and Max Muscle.
AARD ORFL FD Goldenrod LLC
On August 3, 2007, we through our subsidiary, AARD ORFL FD Goldenrod LLC, (“Goldenrod”) entered into arrangement with Dorsey Development Companies, LLC (“Dorsey”) an unaffiliated developer of commercial properties. Dorsey owns 49%, and AARD owns 51% of Goldenrod. All profits or losses from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Goldenrod. The original intention was to build a Family Dollar store located in Orlando, Florida but due to early on development delays, construction has not started. In December, 2007 the project was impaired by $116,799 and is available for sale.
Buckeye
On November 8, 2006, we through our subsidiary, AARD Buckeye, LLC (“Buckeye”) entered into an arrangement with Simon Development Corp (“Simon”) an unaffiliated builder and developer and operator of convenience stores and gas stations. We developed a C Store, Gas Station and Carwash located in Buckeye, AZ. Simon owns 49%, and AARD owns 51% of Buckeye. All profits from the sale of the project will be distributed in accordance with the terms and conditions agreed upon by both parties in the operating agreement of Buckeye.

(4) Related Party Transactions
GDBA Investments, LLLP
On November 26, 2004, we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder. On September 28, 2006, GDBA Investments replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note. This “Agreement to Fund” is no longer in effect.
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of such shares.
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
On April 14, 2007 we completed an additional funding with GDBA Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. The notes had a maturity date of December 31, 2007; however, on December 18, 2007 GDBA agreed to extend the maturity date to June 30, 2008.
On December 31, 2007, we owed dividends of $37,808 and interest of $274,488 due to GDBA Investments, LLLP.
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
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of such shares.

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
On April 14, 2007 we completed an additional funding with BOCO Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. The notes had a maturity date of December 31, 2007; however, on December 18, 2007 BOCO agreed to extend the maturity date to June 30, 2008.
On October 25, 2007 we obtained a temporary line of credit from BOCO Investments to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth quarter projects. The line carried an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. We utilized $1,150,000 from this line which was repaid in January, 2008.
On December 31, 2007, we owed dividends of $37,808 and interest of $291,244 to BOCO Investments and dividends of $2,571 to Mr. Zimlich.
On December 31, 2007 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO
	Investments	Investments	Total
Senior subordinated notes payable related parties	3,500,000	3,500,000	7,000,000

Revolving Lines of Credit	6,226,733	7,376,733	13,603,466
Accrued Interest	274,488	291,244	565,732

Senior subordinated revolving notes related parties	6,501,221	7,667,977	14,169,198

Largely due to the impairment charges we recognized in the second and fourth quarters of 2007, which totaled $3,046,196 (please see footnote 15), we became subject to an “Event of Default” provision under our Senior Subordinate Notes and Revolving Notes. This Event of Default provision was triggered when we recognized a net loss under GAAP of greater than $1,000,000 in any calendar quarter, which we did in both the second and fourth quarters of 2007. Each of these Events of Default provisions have been waived by GDBA Investments, LLLP and BOCO Investments, LLC.

(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and can collateralize the capital invested by us, the promissory note is cancelled. AARD had $ 940,880 in earnest money deposits outstanding at December 31, 2007. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at December 31, 2007:

Equipment	$23,277
Furniture and fixtures	17,396
Computers and related equipment	34,018
Software and intangibles	81,963

$156,654
less accumulated depreciation	(43,736)

$112,918

Depreciation expense totaled $36,788 and $4,448 for the years ended December 31, 2007 and December 31, 2006 respectively. Depreciation expense for the year ended December 31, 2007 includes $2,570 related to the depreciation of equipment under capital lease.
(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Series A Convertible Preferred Stock
As of December 31, 2007 the Company has 517,000 shares of Series A Convertible Preferred Stock authorized and issued. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price.
Common Stock
As of December 31, 2007 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.
Stock Based Compensation
On November 8, 2006 Across America Real Estate Corp’s Board of Directors approved the issuance of options under the Corporation’s 2006 Incentive Compensation Plan (the “Plan”). Under the Plan the Company is authorized issue shares or options to purchase shares up not to exceed 1,000,000 shares. Options granted shall not be exercisable more than ten years after the date of the grant. The exercise price of any option grant shall not be less than the fair market value of the stock price on the date of the grant.

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
There are a number of assumptions and estimates used in calculating the fair value of options. These include the expected term of the option, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the option or award being valued. Across America Real Estate Corp does not currently pay a dividend nor does the Company expect to pay a dividend in the foreseeable future.
The total amount of compensation calculated for the full amount of options granted is $465,923. We accrue the stock based compensation expense in the periods in which the options vest. For the year ended December 31, 2007, we recognized $126,637 in expense related to stock based compensation.

Stock option activity for the year ended December 31, 2007 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
	Number	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value	Exercisable	Price	Term	Value

Balance at December 31, 2005	—	—	—		—	—	—	—

Activity during 2006:
Granted	385,000	1.65	4.9		—	—	—	—
Expired/Cancelled	—				—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance at December 31, 2006	385,000	1.65	4.9	1,732,500	—	—	—	—

Activity during 2007:								—
Granted	70,000	2.08	4.2	—	96,250	1.65	3.9	—
Expired/Cancelled	(26,250)	1.65	3.9		—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at December 31, 2007	428,750	1.72	3.9	—	96,250	1.65	3.9	—

(8) Income Taxes
The provision for income taxes consists of the following:

Income tax asset (liability):

Current tax asset:
Federal	$844,384
State	121,114

Total current tax asset	$965,498

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	$697,579
Partnership income	345,265
Bad debt	100,854
Depreciation	(364)

Total deferred tax assets	$1,143,334

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for for income tax purposes.
Reconciliation of the income tax expense computed at U.S. federal statutory to the provision for income taxes is as follows:

Deferred tax benefit (expense):
Federal	$744,209
State	109,442

Total net deferred tax benefit	$853,651

Tax at US federal statutory rates	$844,384
State income taxes, net of federal	121,114
Change in beginning deferred balance	853,651

Total income tax benefit	$1,819,149

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2027. As of December 31, 2007, the Company has a valuation allowance of $ -0-.

(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	December 31, 2006	Noncontrolling Interest	Noncontrolling Interest	December 31, 2007

Cypress	$4,594	$—	$—	$4,594
5020 Lloyd	—	76,943	(76,943)	—
Bluffton	2,502	—	(2,502)	—
Bluffton 46	60	—	(60)	—
Laveen	298	—	(298)	—
West Valley	298	—	(298)	—
American Fork	9,194	—	(9,194)	—
OP7	—	(100,401)	100,401	—
Rest Mgmt	—	(177,747)	177,747	—
MDJ	—	(219,803)	219,803	—

Total	$16,946	$(421,008)	$408,656	$4,594

(10) Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $1,543,274 at December 31, 2007, for the excess of the deposit liabilities reported by the financial institution versus the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
(11) Operating Lease Commitments
Lessee
The Company entered into an office lease agreement on December 31, 2007, which commenced January 1, 2008 and expires December 31, 2008. The lease payment is $9,972 per month.
Combined future minimum lease payments under the leases are as follows:

December 31,
2008	$119,664
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

On August 3, 2006 we executed a First Amendment to our Senior Credit Agreement with Vectra Bank extending the expiration date of the facility to October 21, 2007, which is renewable annually. The terms and conditions of each construction note issued under the facility remain unchanged, and any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement. On March 27, 2008 we renewed our facility with Vectra Bank (see note 17).
As of December 31, 2007, we had three outstanding notes under this facility with a principal amount totaling $ 1,981,363. Total interest accrued through December 31, 2007 was $93,303.
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
As of December 31, 2007, we had three outstanding notes under this facility with a principal amount totaling $ 3,571,621. Total interest accrued through December 31, 2007 was $70,110.
As of December 31, 2007 our total outstanding principal and interest due on all outstanding notes payable and our annual schedule of repayment is as follows:

		United
	Vectra	Western	Total
Principal	$1,981,363	$3,571,621	$5,552,984
Accrued interest	93,303	70,110	163,413

	$2,074,665	$3,641,731	$5,716,397

(13) Capital Lease Obligations
The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.
The Company entered into a sublease agreement with Matrix Tower Holdings, LLC on October 28, 2006. As part of the agreement, the Company has agreed to pay $500 per month for the use of the existing furniture at the premise. On December 1, 2007 AARD purchased the furniture for $10.
The future minimum lease payments under the leases are as follows:

2008	$2,772
2009	2,772
2010	2,079

$7,623
less imputed interest	106

$7,517

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
(15) Impairment of Assets
We invest significantly in real estate assets. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements. The Company engages real estate brokers to assist in determining the estimated selling price or when external opinions are not available uses their own market knowledge. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down an asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell.
For the year ending December 31, 2007, we recorded a $ 40,868 recovery of an impairment loss on the final sale of the Hwy 278 & Hwy 170, LLC (Bluffton 278).
For the year ending December 31, 2007, we recorded a $3,046,196 impairment loss on various real estate assets, as detailed below.

	Impairment
Property	Amount	Status

119th & Ridgeview	$898,046	Sold
Bluffton 46	127,494	Available for sale
Bluffton 278	247,192	Sold
West Valley FED X Kinkos	442,925	Available for sale
American Fork	154,504	Available for sale
Cypress Sound	459,812	Available for sale
MLK Family Dollar	98,994	Available for sale
2245 Main Street	112,292	Sold
Goldenrod Family Dollar	116,799	Available for sale
Greeley Lot B	36,369	Available for sale
Esterra Mesa	351,769	Available for sale

	$3,046,196

(16) Selling, General and Administrative Expense
The Company’s selling, general and administrative expense for the year ended December 31, 2007 was $3,393,436 compared to $1,881,383 for the year ended December 31, 2006. The major components of selling, general and administrative expense are as follows:

	For the year ended
Expense	December	December
Type	2007	2006
Payroll	$1,881,440	$1,004,431
Professional fees	385,199	477,721
Other employee expense	203,945	108,836
Stock option compensation expense	126,637	20,372
Marketing	98,258	66,460
Depreciation	55,244	6,215
Bad Debt	258,601	0
Other	384,112	197,348

Total Selling, general and administrative	$3,393,436	$1,881,383

(17) Subsequent Event
Effective February 27, 2008, Ms. Ann L. Schmitt resigned from all offices at our Company, including her position as a director. Our Board of Directors has appointed a replacement, Mr. Peter Shepard as our new President and Chief Executive Officer. He has been appointed on an interim basis until a suitable successor is qualified and elected. Prior to this position, Mr. Shepard was the Chief Financial Officer of GDBA Investments, LLLP, our largest shareholder. Mr. Shepard’s compensation package is currently being determined by our Board of Directors.
On March 27, 2008, we executed the Third Amendment to our Credit Agreement with Vectra Bank extending the expiration of our $10 million facility to May 31, 2009. While the terms and conditions were modified slightly from the original agreement, they are not materially different than the original agreement from 2005. Any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.
ITEM 8A. CONTROLS AND PROCEDURES.
Management’s Annual Report on Internal Control over Financial Reporting
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2007, being the date of our most recently completed fiscal year end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.
The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Changes in Internal Control over Financial Reporting
During our most recently completed fiscal year ended December 31, 2007, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
Nothing to report.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Our Directors and Executive Officers, their ages and positions held with us as of March 27, 2008 are as follows:

NAME	AGE	POSITION HELD
Peter Shepard	38	President and Chief Executive Officer
James W Creamer III	43	Vice President, Treasurer and Chief Financial Officer
Terry W Thompson	50	Senior Vice President and Secretary
G. Brent Backman	67	Director
Eric Balzer	59	Director
Joseph C. Zimlich	48	Director
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
Mr. Shepard was named interim President and Chief Executive Officer on February 27, 2008. Mr. Shepard is the former Chief Financial Officer of GDBA Investments, LLLP, a position he assumed in 2007. GDBA Investments, LLLP is one of our major shareholders. From 2005 to 2007, Mr. Shepard was Senior Vice President & CFO of Millennium Venture Group, a Denver-based, retail real estate development company.

From 2001 to 2005, he was employed by Constellation Real Technologies, a real estate-focused venture capital fund whose investors included fifteen of the largest REIT’s and other institutional real estate owners. At Constellation Real Technologies, he assumed the role of Executive Director with overall responsibilities for the Fund. Earlier in his career, he was engaged in investing over $150 million in real estate debt and equity with GE Capital Real Estate, AMRESCO, and Boston Financial Group. Mr. Shepard has a Masters in Real Estate Development from MIT, a Juris Doctor from Cornell Law School, and a Bachelor of Arts from New York University.
Mr. Creamer has been Vice President, Treasurer and Chief Financial Officer since joining Across America Real Estate Corp. in July, 2005. He joined our Company from Vectra Bank Colorado, where he was a Vice President in Commercial Banking, focusing largely on commercial real estate lending. Prior to commercial banking Mr. Creamer was an Investment Banker for J.P. Turner & Co. where he worked from 2001 to 2004. He was an Equities Analyst at Global Capital Securities Corp from 1999 to 2001 where he served as Director of Research for the last year of his tenure. From 1992 to 1998 Mr. Creamer was a Vice President of Institutional Fixed Income Sales at Hanifen, Imhoff Inc. Mr. Creamer holds a finance degree from Arizona State University and is a CFA Charterholder.
Mr. Thompson joined Across America Real Estate in April, 2007 as Senior Vice President of Operations. Prior to joining us, Mr. Thompson was Vice President, Director of Management Services for Grubb & Ellis, where he oversaw all operations within the state of Texas. Prior to Grubb & Ellis, he was Managing Director with Kennedy-Wilson where he oversaw all aspects of operations and leasing programs. He has also held senior positions with Senterra Development, Horizon Group, and Famco Services, Inc. He has more than twenty years experience in the commercial real estate arena, and most recently He is a graduate of Letourneau University and member of IREM, BOMA, IFMA, and ICSC.
Mr. Backman joined our Board of Directors in March, 2006. Mr. Backman co-founded Advanced Energy Industries (NASDAQ: AEIS) in 1981 and had been Vice President of Advanced Energy and a Director since its incorporation until December, 1998 when he retired as an officer of the Company. He later retired from Advanced Energy’s Board of Directors in 2003. Mr. Backman helped Advanced Energy differentiate itself by growing to in excess of $100 million in revenues without any outside capital until the Company went public in 1995. He helped lead the Company to $360 million in annual revenue with 1,498 employees and a market cap of $2.3 billion in the fiscal year 2000. Mr. Backman started his career at Hughes Aircraft Company, where he rose to the position of Business Manager of a $400 million research lab. He left Hughes Aircraft Company to help found Ion Tech, which was acquired by Veeco Instruments. Mr. Backman has a degree from California State University, Fullerton.
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
Mr. Zimlich has been a Director since October, 2006 and is the Chief Executive Officer Bohemian Companies, a group of family-owned real estate and private equity holdings. Bohemian Companies also manages a family office and the Bohemian Foundation, a family foundation. Mr. Zimlich served previously as a manager in mergers and acquisitions and as a specialist in the not-for-profit and banking industries for an international accounting firm. Mr. Zimlich has served at the director level for Fortune 500 companies in both the technology and food products industries. He has also served at the executive level for privately-held companies in the technology industry as well as for a number of start-up businesses. Mr. Zimlich has experience at the board of director level in a variety of industries, including: technology, semi-conductors, water filtration, banking, restaurant, and venture-capital funds. He is also currently active on several Boards including: (1) Colorado State University’s Global Leadership Council, (2) First Western Trust Bank, (3) EnviroFit - a non-profit working to reduce the Asian brown cloud and (4) Solix Biofuels - founded to commercialize low-cost production of biodiesel from algae.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons who own more than 10% of a registered class of our outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ours. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on our review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely complied with except for Mr. Terry W. Thompson, who did not timely file for the fiscal year ended December 31, 2007 either his From 3 or Form 5 but has since filed both documents.

ITEM 10. EXECUTIVE COMPENSATION
The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2007.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
Name & Principal Position		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Ann L. Schmitt (1)	2007	235,000	80,000	—	—	—	—	—	315,000
Chief Executive Officer	2006	91,733	—	—	235,820	—	—	—	327,553

James W. Creamer, III (2)	2007	120,000	—	—	—	—	—	—	120,000
Chief Financial Officer	2006	101,667	—	—	94,328	—	—	—	195,995
	2005	100,000	2,855	—	—	—	—	—	102,855

Terry W. Thompson (3)	2007	127,500		—	53,594	—	—	—	181,094
Senior VP Operations

(1)
Ms. Schmitt became our President and CEO on August 7, 2006 and receives a salary of $235,000 per year and is eligible for an annual bonus by our Board of Directors. On November 8, 2006, Ms Schmitt was granted options to purchase 250,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next four years. In addition as part of her employment agreement, Ms. Schmitt received an $80,000 bonus on March 30, 2007. Ms. Schmitt resigned on February 27, 2008

(2)
Mr. Creamer, our Vice President, Treasurer and Chief Financial Officer receives a salary of $120,000 per year and is eligible for an annual bonus by our Board of Directors. On November 8, 2006, Mr. Creamer was granted options to purchase 100,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next five years.

(3)
Mr. Thompson our Senior Vice President of Operations, receives a salary of $170,000 per year and is eligible for an annual bonus by our Board of Directors. At the time he joined the Company, Mr. Thompson was also granted options to purchase 40,000 shares of common stock at $1.90 per share. The options have a five year term and a vesting schedule of 25% per year over the next five years.

Effective February 27, 2008, Ms. Ann L. Schmitt resigned from all offices at our Company, including her position as a director. Our Board of Directors has appointed a replacement, Mr. Peter Shepard as our new President and Chief Executive Officer. He has been appointed on an interim basis until a suitable successor is qualified and elected. Prior to this position, Mr. Shepard was the Chief Financial Officer of GDBA Investments, LLLP, our largest shareholder. Mr. Shepard’s compensation package is currently being determined by our Board of Directors.
We reimburse our executives for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.
Through December 31, 2007 we paid our non-management Directors $1,500 for each Board meeting and $250 for each Board conference call they attended. In addition, on March 6, 2007 each Director was granted options to purchase 5,000 shares of common stock at $2.75 per share. The options have a five year term and a vesting schedule of 25% per year over the next five years. We reimburse our Directors for any out-of-pocket expenses incurred by them in connection with our business. Our other officer and directors have agreed to allocate a portion of their time to our activities, without compensation. These officers and directors anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such directors. These officers will use their best judgments to resolve all such conflicts.

Total compensation paid to our directors during 2007 was:
DIRECTOR COMPENSATION

				Non-Equity	Nonqualified Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

G. Brent Backman	8,000	—	9,690	—	—	—	17,690
Eric Balzer	6,500	—	9,690	—	—	—	16,190
Joseph Zimlich	8,000	—	9,690	—	—	—	17,690
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2007, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 16,036,625 common shares were issued and outstanding as of December 31, 2007.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)(2)	Class

G. Brent Backman (3) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	10,781,435	67.2%

BOCO Investments, LLC (4) 103 West Mountain Ave. Fort Collins, Colorado, 80524	-0-

Sarmat, LLC (5) 103 West Mountain Ave. Fort Collins, Colorado, 80524	3,291,500	20.5%

Ann L. Schmitt (6) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	64,110	0.4%

James W Creamer III (7) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	50,800	0.3%

Joseph Zimlich (8) 103 West Mountain Ave. Fort Collins, Colorado, 80524	56,550	0.4%

Eric Balzer (9) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	225,000	1.4%

Terry Thompson (10) 700 Seventeenth Street, Suite 1200 Denver, Colorado 80202	-0-	0.0%

All Officers and Directors	11,177,895	70%
As a Group (six persons)

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

(5)	A total of 2,090,000 of these shares are owned of record. A total of 1,201,000 shares are owned in the name of family members of the affiliate of this entity.

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

(9)
A total of 150,000 shares are owned in the name of an affiliated entity. A total of 75,000 shares are owned in the name of Mr. Balzer’s son. A total of 15,000 shares are owned in the name of AARD Share Acquisition, LLC., of which Mr. Balzer is a member.

(10)	Mr. Thompson has an option to acquire 40,000 shares at a price of $1.90 per share. A total of 25% of the option vests each year.
None of the minority members of our subsidiaries own five percent or more of us.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
GDBA Investments, LLLP
On November 26, 2004, we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLLP (“GDBA”), our largest shareholder. On September 28, 2006, GDBA Investments replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note. This “Agreement to Fund” is no longer in effect.

The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of such shares.
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
On April 14, 2007 we completed an additional funding with GDBA Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. The notes had a maturity date of December 31, 2007; however, on December 18, 2007 GDBA agreed to extend the maturity date to June 30, 2008.
On December 31, 2007, we owed dividends of $37,808 and interest of $274,488 due to GDBA Investments, LLLP.
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
The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of such shares.
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
On April 14, 2007 we completed an additional funding with BOCO Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. The notes had a maturity date of December 31, 2007; however, on December 18, 2007 BOCO agreed to extend the maturity date to June 30, 2008.
On October 25, 2007 we obtained a temporary line of credit from BOCO Investments to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth quarter projects. The line carried an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. We utilized $1,150,000 from this line which was repaid by the January 23,, 2008 maturity.
On December 31, 2007, we owed dividends of $37,808 and interest of $291,244 to BOCO Investments and dividends of $2,571 to Mr. Zimlich.
Largely due to the impairment charges we recognized in the second and fourth quarters of 2007, which totaled $3,046,196, we became subject to an “Event of Default” provision under our Senior Subordinate Notes and Revolving Notes. This Event of Default provision was triggered when we recognized a net loss under GAAP of greater than $1,000,000 in any calendar quarter, which we did in both the second and fourth quarters of 2007. Each of these Events of Default provisions have been waived by GDBA Investments, LLLP and BOCO Investments, LLC.
Effective February 27, 2008, Ms. Ann L. Schmitt resigned from all offices at our Company, including her position as a director. Our Board of Directors has appointed a replacement, Mr. Peter Shepard as our new President and Chief Executive Officer. He has been appointed on an interim basis until a suitable successor is qualified and elected. Prior to this position, Mr. Shepard was the Chief Financial Officer of GDBA Investments, LLLP, our largest shareholder. Mr. Shepard’s compensation package is currently being determined by our Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:
(a)	(1)	FINANCIAL STATEMENTS
(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Amendment to Articles of Incorporation

10.26	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Previously filed

(b)	Reports on Form 8-K.
We filed three reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2007. The reports were filed on 10/11/2007; 10/31/2007; and 12/27/2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $67,415 for the year ended December 31, 2007 and an aggregate of $51,497 for the year ended December 31, 2006 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports.
Our audit committee of the board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACROSS AMERICA REAL ESTATE CORP.
Dated: MARCH 28, 2008	By:	/s/ Peter Shepard
Peter Shepard
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: MARCH 28, 2008	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

Dated: MARCH 28, 2008	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: MARCH 28, 2008	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: MARCH 28, 2008	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Amendment to Articles of Incorporation

10.26	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed