Form 10QSB
period 2008-03-31
ACROSS AMERICA REAL ESTATE CORP
filed 2008-05-15
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2008
Commission File No. 000-50764
Across America Real Estate Corp.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

700 17th Street, Suite 1200
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2008, registrant had outstanding 16,036,625 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 7, 2008) was approximately $705,254.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-QSB
Across America Real Estate Corp.

PART I FINANCIAL INFORMATION
References in this document to “us,” “we,” “AARD” or “Company” refer to Across America Real Estate Corp. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
Across America Real Estate Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Cash and Equivalents	$631,362	$2,035,620
Deposits held by an affiliate	938,322	940,880
Accounts Receivable, net	96,987	2,156,959
Property and equipment, net of accumulated depreciation	115,150	112,918
Real estate held for sale	15,722,579	14,398,602
Construction in progress	1,777,117	2,484,179
Land held for development	4,851,453	5,388,089
Deferred tax asset	2,486,232	1,143,334
Current tax asset	—	965,498
Deposits and prepaids	50,229	48,451

Total assets	$26,669,431	$29,674,530

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$71,766	$262,209
Accrued liabilities	96,442	409,066
Dividends payable	77,338	78,187
Senior subordinated note payable, related parties	7,000,000	7,000,000
Senior subordinated revolving note, related parties	12,527,096	14,169,198
Note payable	5,494,854	5,716,397
Capital lease obligations	6,875	7,517
Unearned Revenue	578,499	522,841

Total liabilities	25,852,870	28,165,415

Shareholders’ equity
Non controlling interest	4,594	4,594
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding, (liquidation preference $6,281,338)	51,700	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037	16,037
Additional paid-in-capital	6,462,540	6,440,398
Retained earnings	(5,718,310)	(5,003,614)

Total shareholders’ equity	816,561	1,509,115

Total liabilities and shareholders’ equity	$26,669,431	$29,674,530

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Operations
(unaudited)

	For the Quarter Ended
	March 31,
	2008	2007

Revenue:
Sales	$1,164,000	$—
Rental income	26,405	36,329
Management fees	—	191,655

Total revenue	1,190,405	227,984

Operating expenses:
Cost of sales	1,164,000	—
Selling, general and administrative	688,004	826,202

Total operating expenses	1,852,004	826,202

Loss from operations	(661,599)	(598,218)

Non-operating expense:
Interest income	8,985	385
Interest expense	(362,145)	(19,733)
Other income (expense)	—	(2,189)

Loss before income taxes and non controlling interest	(1,014,759)	(619,755)

Income tax benefit	(377,400)	(212,735)

Loss before non controlling interest	(637,359)	(407,020)
Non controlling interest in income of consolidated subsidiaries	—	6,447

Net loss	$(637,359)	$(413,467)

Preferred stock dividends	(77,338)	(76,488)

Net loss available to common shareholders	$(714,697)	$(489,955)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Cash Flows
(unaudited)

	For the Quarter Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(637,359)	$(413,467)
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(35,300)	—
Depreciation	9,165	7,747
Stock option compensation expense	22,143	31,163
Changes in operating assets and operating liabilities:
Construction in progress	707,062	(1,114,404)
Real estate held for sale	(1,323,977)	(3,621,070)
Land held for development	536,636	653,585
Accounts receivable	2,059,972	(13,661)
Deposits and prepaids	(1,778)	(7,199)
Accounts payable and accrued liabilities	(503,917)	(163,013)
Income tax assets and liabilities	(342,100)	(206,150)
Unearned revenue	55,658	—
Non-controlling interest	—	—
Indebtedness to related party	—	720,250

Net cash provided by (used in) operating activities	546,205	(4,126,219)

Cash flows from investing activities:
Cash collections on notes receivable	65,000	133,269
Issuance of notes receivable	(62,442)	(503,041)
Cash paid for property and equipment	(11,397)	(10,396)

Net cash (used in) investing activities	(8,839)	(380,168)

Cash flows from financing activities:
Preferred stock dividends paid	(77,337)	—
Proceeds from issuance of related party loans	924,952	1,780,500
Repayment of related party loans	(2,567,054)	(422,576)
Proceeds from issuance of notes payable	570,070	3,278,423
Repayment of notes payable	(791,613)	(422,576)
Repayment of lease obligation	(642)	(1,620)

Net cash (used in) provided by financing activities	(1,941,624)	4,212,151

Net change in cash	(1,404,258)	(294,236)

Cash and cash equivalents, beginning of the period	2,035,620	1,097,440

Cash and cash equivalents, end of the period	$631,362	$803,204

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$548,975	$273,625

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$77,338	$76,488

	(1,404,258)	(294,236)
	(1,404,258)	(294,236)
	—	—
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Across America Real Estate Corp. and the following subsidiaries, which were active at March 31, 2008:
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
Accounting Pronouncements
We continue to evaluate the impact of SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which are required to be adopted at the beginning of our 2009 fiscal year.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position (the FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on the Company’s consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not effect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning December 29, 2007, and the adoption had no impact on the Company’s consolidated financial position and results of operations.
(2) Current Development Projects
Current development projects are divided into two line items on our balance sheet, “land held for development” and “construction in progress”, which is made up of all hard costs, soft costs and financing costs that are capitalized into the project. As of March 31, 2008 we had four projects categorized as current development projects totaling $6,628,569, which was comprised of $4,851,453 in land and $1,777,117 of construction in progress. These properties are in stages ranging from pre-construction to mid-construction and are located in three states; California, Colorado and Louisiana. They represent leases from Lone Star Steakhouse, Family Dollar Stores and Meineke.

(3) Real Estate Held for Sale
When a project is completed and a certificate of occupancy is issued, the assets for the project under land held for sale and construction in progress are reclassified and combined into “real estate held for sale”. In cases where we own raw land and have made the business decision not to move forward on development, the property is also reclassified into real estate held for sale.
As of March 31, 2008 we had ten properties classified as real estate held for sale totaling $15,722,579 in costs, five of which were completed projects and five of which were raw land currently being marketed for sale. The completed projects total $9,175,313 with tenants that include corporate lease and franchisees for Fed Ex Kinko’s, Starbucks, Cingular Wireless, Aspen Dental and Shell Oil and are in Arizona, Colorado, Indiana and Utah. Land that is currently for sale totals $6,547,266 and is located in Arizona, Colorado, Florida and South Carolina.
(4) Related Party Transactions
On March 31, 2008 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO
	Investments	Investments	Total
Senior subordinated notes payable related parties	$3,500,000	$3,500,000	$7,000,000

Revolving Lines of Credit	6,000,000	6,000,000	12,000,000
Accrued Interest	263,548	263,548	527,096

Senior subordinated revolving notes related parties	$6,263,548	$6,263,548	$12,527,096

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
On April 14, 2007 we completed an additional private placement with GDBA Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. The notes mature June 30, 2008.
On March 31, 2008, we owed dividends of $37,397 and interest of $263,548 due to GDBA Investments, LLLP.
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
On April 14, 2007 we completed an additional private placement with BOCO Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. The notes mature June 30, 2008.
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

On March 31, 2008, we owed dividends of $37,398 and interest of $263,548 to BOCO Investments and dividends of $2,543 to Mr. Zimlich.
(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. AARD had $938,322 in earnest money deposits outstanding at March 31, 2008. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at March 31, 2008:

Equipment	$23,277
Furniture and fixtures	17,396
Computers and related equipment	35,414
Software and intangibles	91,964

$168,051
less accumulated depreciation and amortization	(52,901)

$115,150

Depreciation expense totaled $9,165 and $7,747 for the quarters ended March 31, 2008 and March 31, 2007 respectively.
(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Series A Convertible Preferred Stock
As of March 31, 2008 the Company has 517,000 shares of Series A Convertible Preferred Stock authorized and issued. Each share pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. The shares also have a liquidation preference equal to the original issue price per share, adjusted for stock splits, dividends, combinations or other recapitalization of the Series A Preferred Stock including any accrued but unpaid dividends on each share.
Common Stock
As of March 31, 2008 the Company has 50,000,000 shares of common stock that are authorized, 16,036,625 shares that are issued and outstanding at a par value of $.001 per share.

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

The total amount of compensation calculated for the full amount of options granted is $465,923. We accrue the stock based compensation expense in the periods in which the options vest. For the quarter ended March 31, 2008, we recognized $22,143 in expense related to stock based compensation.
Stock option activity for the quarter ended March 31, 2008 is summarized as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic	Shares	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value	Exercisable	Price	Term	Value

Balance at December 31, 2006	385,000	1.65	4.9	1,732,500	—	—	—	—

Activity during 2007:
Granted	70,000	2.08	4.2	—	96,250	1.65	3.9	—
Expired/Cancelled	(26,250)	1.65	3.9		—	—	—	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at December 31, 2007	428,750	1.72	3.9	—	96,250	1.65	3.9	—

Activity during 2008:
Granted	—	—	—	—	3,750	2.75	3.9	—
Expired/Cancelled	(250,000)	1.65	3.6		(62,500)	1.65	3.6	—
Forfeited	—				—	—	—	—
Exercised	—				—	—	—	—

Balance, at March 31, 2008	178,750	1.82	3.8	—	37,500	1.76	3.6	—

(8) Income Taxes
The provision for income taxes consists of the following:
Income tax asset (liability):
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	$1,176,456
Net operating loss and carry-forwards	790,090
Partnership income	419,222
Bad debt	100,854
Depreciation	(390)

Total deferred tax assets	$2,486,232

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for for income tax purposes.
Reconciliation of the income tax expense computed at U.S. federal statutory to the provision for income taxes is as follows:

Deferred tax benefit (expense):
Federal	$299,195
State	42,905

Total net deferred tax benefit	$342,100

Tax at US federal statutory rates	$345,018
State income taxes, net of federal	33,487
Other	(1,105)

Total income tax benefit	$377,400

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. As of March 31, 2008, the Company has a valuation allowance of $ -0-.
(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	December 31, 2007	Noncontrolling Interest	Noncontrolling Interest	March 31, 2008

Cypress	$4,594	$—	$—	$4,594

Total	$4,594	$—	$—	$4,594

(10) Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $416,360 at March 31, 2008, for the excess of the deposit liabilities reported by the financial institution versus the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
(11) Notes Payable
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
As of March 31, 2008, we had three outstanding notes under this facility with a principal amount totaling $1,443,661. Total interest accrued through March 31, 2008 was $87,372.
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
As of March 31, 2008, we had three outstanding notes under this facility with a principal amount totaling $3,836,456. Total interest accrued through March 31, 2008 was $127,365.

As of March 31, 2008 our total outstanding principal and interest due on all outstanding notes payable and our annual schedule of repayment is as follows:

		United
	Vectra	Western	Total
Principal	$1,443,661	$3,836,456	$5,280,117
Accrued interest	87,372	127,365	214,737

	$1,531,033	$3,963,821	$5,494,854

(12) Capital Lease Obligations
The Company entered into a capital equipment lease on October 4, 2005. The lease commenced on October 4, 2005 and expires September 26, 2010. The lease payment is $231 per month.
The future minimum lease payments under the leases are as follows:

2008	$2,079
2009	2,772
2010	2,079

$6,930
less imputed interest	55

$6,875

Assets held under capital leases are recorded at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.
(13) Impairment of Assets
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
We recognized no impairments for the quarter ended March 31, 2008.

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
Forward-Looking Statements
This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $3,959,059 for the fiscal year ended December 31, 2007. Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. Our revenues for the quarter ended March 31, 2008 were $1,190,405 compared to revenues for the quarter ended March 31, 2007 of $227,984. We had a net loss of $637,359 for the quarter ended March 31, 2008 compared to a net loss of $407,020 for the quarter ended March 31, 2007. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of March 31, 2008, we had total indebtedness under our various credit facilities of approximately $25.0 million. Our indebtedness could have important consequences to you. For example, it could:
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of March 31, 2008, we had approximately $31.0 million available to us for additional borrowing under our $55 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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

WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $3,046,196 in the fiscal year ended December 31, 2007 and as of March 31, 2008. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
Overview and History
We act as a co-developer, including as a financier, to develop built-to-suit real estate projects for specific retailers and other tenants who sign long-term leases for use of the property. Our primary source of revenue is from profits we receive upon the sale of our projects upon completion; however we also receive revenue from preferred dividends on our invested capital in projects, management fees we charge to our projects and rental income from our completed projects before their disposition. In addition, we may share in certain revenues directly related to our projects with our development partners such as development fees and leasing and sales commissions.
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

We are currently focused on the development of build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. We operate primarily in the sale-leaseback market whereby the retailers sign long term leases prior to development and our majority-owned subsidiary constructs the project with the intent of selling the property to third party investors upon project completion. Over the past few years we have had development activities in Arizona, California, Colorado, Florida, Georgia, Indiana, Kansas, South Carolina, Texas, Utah, Nevada and Washington. To date our projects have included Advanced Auto Parts, Starbuck’s, Fed Ex Kinko’s, Champps Americana, Boston Pizza, Goddard Schools, AT&T Wireless, Aspen Dental, IHOP Restaurant, Lone Star Steakhouse & Saloon, Grease Monkey, Family Dollar Stores, and Checker Auto Parts. We have generally acquired our projects through the relationships of our development partners.
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
In addition, we may expand through acquisition. We may not only look at our present industry but we will reserve the right to investigate and, if warranted, could merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.
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
Results of Operations
The following discussion involves our results of operations for the quarters ending March 31, 2008 and March 31, 2007.
Our revenues for the quarter ended March 31, 2008 were $1,190,405 compared to revenues for the quarter ended March 31, 2007 of $227,984. Project sales accounted for $1,164,000 for the quarter ended March 31, 2008 compared to no project sales for the quarter ended March 31, 2007. Based on the projects we have classified as “Held for Sale” we would anticipate that project sales will increase in the next several quarters; however, the timing of these sales is difficult to predict. We recognize rental income from completed projects that are occupied and held for sale. For the quarter ended March 31, 2008, we recognized $26,405 in rental income compared to $36,329 for the quarter ended March 31, 2007. Based on our model, this line item should not grow substantially. Management fees are currently recognized as we enter into new projects. We had no revenues from management fees for the quarter ended March 31, 2008 compared to $191,655 in management fees for the quarter ended March 31, 2007.
We recognize cost of sales on projects during the period in which they are sold. The costs of sales on impaired projects are adjusted downward by the impairment amount taken either in the current or prior periods. Total cost of sales for the quarter ended March 31, 2008 was $1,164,000 which represents no gross margin due to the fact that the property sold was impaired in the prior period. We had no cost of sales for the quarter ended March 31, 2007.

Selling, general and administrative costs were $688,004 for the quarter ended March 31, 2008 compared to $826,202 for the quarter ended March 31, 2007. This decrease was largely attributable to lower payroll costs and cost cutting measures instituted by management in the fourth quarter of 2007. These cost savings were offset somewhat by a higher degree of project costs that were expensed corporately as opposed to capitalized into the project. Management continues to work to control selling, general and administrative costs.
We had a net loss of $637,359 for the quarter ended March 31, 2008 compared to a net loss of $407,020 for the quarter ended March 31, 2007. The net loss applicable to common shareholders, after preferred stock dividends was $714,697 for the quarter ended March 31, 2008 compared to $489,955 for the quarter ended March 31, 2007. Much of the increase in net loss is due to the substantial increase in interest expense recognized in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This increase is due to the larger number of properties classified as “real estate held for sale” where we no longer capitalize accrued interest into the cost of the project and begin realizing the expense. As we sell these properties we would anticipate that the interest cost expensed will decrease.
Our income tax benefit for the quarter ended March 31, 2008 was $377,400 compared to $212,735 for the quarter ended March 31, 2007. In our assessment of our ability to utilize our loss carry forward in the future, we increased our deferred tax asset by the full income tax benefit for the quarter ended March 31, 2008; however, as part of this assessment we also reclassified our full current tax asset of $965,498 to a deferred tax asset.
Liquidity and Capital Resources
Cash and cash equivalents, were $631,362 on March 31, 2008 compared to $803,204 on March 31, 2007 and $2,035,620 on December 31, 2007.
Cash provided by operating activities was $546,205 for the quarter ended March 31, 2008 compared to cash used in operating activities of $4,126,219 for the quarter ended March 31, 2007. This change was primarily the result of fewer projects under construction in the current period in addition to a large note receivable issued in conjunction with a property sold in December 2007, which was collected in January 2008. Cash used in operations has typically been substantial, driven by project funding requirements and we anticipate that it will continue to be significant moving forward.
Cash used in investing activities decreased to $8,839 for the quarter ended March 31, 2008 compared to $380,168 for the quarter ended March 31, 2007. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. The issuance of these notes receivable was substantially lower for the quarter ended March 31, 2008 compared to March 31, 2007.
Cash used in financing activities was $1,941,624 for the quarter ended March 31, 2008 compared cash provided by financing activities of $4,212,151 for the quarter ended March 31, 2007. As we continue to increase our project pipeline we expect that our cash provided by financing activities will continue to be significant. On March 31, 2008 we had $1,000,000 of availability on our Senior Subordinated Revolving Notes and we had availability of $29,969,146 on our Senior Credit Facilities as of March 31, 2008.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.

Recently Issued Accounting Pronouncements
We continue to evaluate the impact of SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which are required to be adopted at the beginning of our 2009 fiscal year.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position (the FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on the Company’s consolidated financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not effect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning December 29, 2007, and the adoption had no impact on the Company’s consolidated financial position and results of operations.
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
Reports on Form 8-K
We filed the following report under cover of Form 8K for the fiscal quarter ended March 31, 2008: February 28, 2008 relating to Form FD Disclosures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA REAL ESTATE CORP.
Dated: May 14, 2008	By:	/s/ Peter Shepard
Peter Shepard
President, Chief Executive Officer

Dated: May 14, 2008	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002