Form 10-Q
period 2008-06-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2008-08-14
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50764
CapTerra Financial Group, Inc.
(Exact Name of Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction of incorporation)	(IRS Employer File Number)

700 17th Street, Suite 1200 Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

FORM 10-Q
CapTerra Financial Group, Inc.

PART I FINANCIAL INFORMATION
References in this document to “us,” “we,” “CPTA” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and Equivalents	$447,200	$2,035,620
Deposits held by an affiliate	713,322	940,880
Accounts Receivable, net	83,150	2,156,959
Property and equipment, net of accumulated depreciation	105,985	112,918
Construction in progress	2,986,552	2,484,179
Land held for development	4,357,495	5,388,089
Real estate held for sale	16,721,531	14,398,602
Deferred tax asset	2,988,872	2,108,832
Deposits and prepaids	41,400	48,451

Total assets	$28,445,507	$29,674,530

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$62,358	$262,209
Accrued liabilities	75,909	416,583
Dividends payable	—	78,187
Senior subordinated note payable, related parties	—	7,000,000
Senior subordinated revolving note, related parties	14,750,000	14,169,198
Note payable	6,672,109	5,716,397
Unearned Revenue	85,146	522,841

Total liabilities	21,645,522	28,165,415

Shareholders’ equity
Non controlling interest	4,594	4,594
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding December 31, 2007, -0- shares issued and outstanding June 30, 2008	—	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding December 31, 2007 23,602,614 shares issued and outstanding June 30, 2008	23,603	16,037
Additional paid-in-capital	14,071,992	6,440,398
Accumulated deficit	(7,300,204)	(5,003,614)

Total shareholders’ equity	6,799,985	1,509,115

Total liabilities and shareholders’ equity	$28,445,507	$29,674,530

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Sales	$—	$4,924,336	$1,164,000	$4,924,336
Rental income	119,788	15,875	146,193	52,204
Management fees	—	71,116	—	262,771

Total revenue	119,788	5,011,327	1,310,193	5,239,311

Operating expenses:
Cost of sales	—	4,645,324	1,164,000	4,645,324
Impairment loss on real estate	595,868	1,939,513	595,868	1,939,513
Conversion expense	581,250	—	581,250	—
Selling, general and administrative	676,633	1,081,704	1,364,640	1,907,906

Total operating expenses	1,853,751	7,666,541	3,705,758	8,492,743

Loss from operations	(1,733,963)	(2,655,214)	(2,395,565)	(3,253,432)

Non-operating expense:
Interest income	—	1,128		385
Interest expense	(273,234)	(155,584)	(626,393)	(175,317)
Other income (expense)	—	—	—	(1,061)

Loss before income taxes and non controlling interest	(2,007,197)	(2,809,670)	(3,021,714)	(3,429,425)

Income tax provision	(502,640)	(953,865)	(879,800)	(1,166,600)

Loss before non controlling interest	(1,504,557)	(1,855,805)	(2,141,914)	(2,262,825)
Non controlling interest in income of consolidated subsidiaries	—	67,304	—	73,751

Net loss	$(1,504,557)	$(1,923,109)	$(2,141,914)	$(2,336,575)

Preferred stock dividends	(77,338)	(77,338)	(154,675)	(153,826)

Net loss available to common shareholders	$(1,581,895)	$(2,000,447)	$(2,296,589)	$(2,490,401)

Basic and diluted loss per common share	$(0.10)	$(0.12)	$(0.14)	$(0.16)

Basic and diluted weighted average common shares outstanding	16,382,943	16,036,625	16,208,827	16,036,625

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,141,914)	$(2,336,575)
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(880,040)	(1,160,015)
Depreciation	18,329	14,151
Impairment of assets	595,868	1,939,513
Allowance for bad debt	—	215,953
Conversion expense	581,250	—
Stock option compensation expense	33,623	68,144
Changes in operating assets and operating liabilities:
Construction in progress	(502,373)	(1,038,805)
Real estate held for sale	(2,322,929)	(1,332,260)
Land held for development	434,726	(1,137,892)
Accounts receivable	2,073,809	(43,644)
Deposits and prepaids	7,051	12,710
Accounts payable and accrued liabilities	(540,281)	(97,450)
Unearned revenue	(437,695)	—
Indebtedness to related party	—	4,480,569

Net cash (used in) operating activities	(3,080,820)	(415,601)

Cash flows from investing activities:
Payment of deposits	—	(399,622)
Cash collections on notes receivable	290,000	—
Issuance of notes receivable	(62,442)	—
Cash paid for property and equipment	(11,396)	(57,068)

Net cash provided by (used in) investing activities	216,162	(456,690)

Cash flows from financing activities:
Preferred stock dividends paid	(78,187)	(156,375)
Proceeds from issuance of related party loans	6,528,637	—
Repayment of related party loans	(6,129,924)	—
Proceeds from issuance of notes payable	955,712	1,541,076
Repayment of lease obligation	—	—

Net cash provided by financing activities	1,276,238	1,384,701

Net change in cash	(1,588,420)	512,410

Cash and cash equivalents, beginning of the period	2,035,620	1,097,440

Cash and cash equivalents, end of the period	$447,200	$1,609,850

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$—	$634,445

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$—	$(153,826)

Conversion of related notes payable to common stock	$6,817,912	$—

See accompanying notes to condensed consolidated financial statements

(1) Nature of Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
CapTerra Financial Group, Inc. (“CPTA” or the “Company”) was incorporated under the laws of Colorado on April 22, 2003. The Company is a co-developer, principally as a financier, for build-to-suit real estate development projects for retailers who sign long-term leases for use of the property. Land acquisition and project construction operations are conducted through the Company’s subsidiaries. The Company creates each project such that it will generate income from the placement of the construction loan, rental income during the period in which the property is held, and the capital appreciation of the facility upon sale. Affiliates, subsidiaries and management of the Company will develop the construction and permanent financing for the benefit of the Company.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at June 30, 2008:
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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. During the year ended December 31, 2007 the Company recorded impairment losses totaling $3,046,196. During the 2nd quarter of 2008 the Company recorded an additional $595,868 of impairment losses. These estimates directly affect the Company’s financial statements, and any changes to the estimates could materially affect the Company’s reported assets and net income.
Accounting Pronouncements
We continue to evaluate the impact of SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which are required to be adopted at the beginning of our 2009 fiscal year. Further information on these accounting pronouncements is located in our 2007 Form 10KSB.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not effect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning on or after December 29, 2007, and the adoption had no impact on the Company’s consolidated financial position and results of operations.

(2) Current Development Projects
Current development projects are divided into two line items on our balance sheet, “land held for development” and “construction in progress”, which is made up of all hard costs, soft costs and financing costs that are capitalized into the project. As of June 30, 2008 we had three projects categorized as current development projects totaling $7,344,047, which was comprised of $4,357,495 in land and $2,986,552 of construction in progress. These properties are in stages ranging from pre-construction to mid-construction and are located in two states; California and Louisiana. They represent leases from Lone Star Steakhouse, Family Dollar Stores.
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
As of June 30, 2008 we had eleven properties classified as real estate held for sale totaling $16,721,531 in costs, six of which were completed projects and five of which were raw land currently being marketed for sale. The completed projects total $10,266,538 with tenants that include corporate lease and franchisees for Fed Ex Kinko’s, Starbucks, Cingular Wireless, Aspen Dental and Shell Oil and are in Arizona, Colorado, Indiana and Utah. Land that is currently for sale totals $6,454,993 and is located in Arizona, Colorado, Florida and South Carolina.
(4) Related Party Transactions
On June 30, 2008 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO
	Investments	Investments	Total

Revolving Lines of Credit	6,750,000	7,250,000	14,000,000
Revolving Lines of Credit		750,000	750,000

Senior subordinated revolving lines of credit	$6,750,000	$8,000,000	$14,750,000

GDBA Investments, LLLP
On September 28, 2006, GDBA Investments replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note

The Series A Convertible Preferred Stock issued under these transactions pays a 5% annual dividend on the Original Issue Price of $12.00, payable quarterly and is convertible to common stock at a $3.00 conversion price. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the issuance of such shares.
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
On April 14, 2007 we completed an additional private placement with GDBA Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. These notes were converted to common shares on June 30, 2008.
On June 30, 2008, GDBA Investments, LLLP, entered into an agreement with us to convert all of their Series A Convertible Preferred Stock, which totaled 250,000 shares in the aggregate, to Common Shares. GDBA Investments, LLLP received 5,172,414 Common Shares for its conversion. The Series A Convertible Preferred Stock was retired.
In addition, GDBA Investments, LLLP agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. Investments, LLLP received 5,172,414 shares for this conversion.
We also paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. GDBA Investments, LLLP received a total of 717,829 common shares for $482,589 in accrued but unpaid interest and dividends.
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
On April 14, 2007 we completed an additional private placement with BOCO Investments consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points, which is payable and resets quarterly. These notes were converted to common stock on June 30, 2008.
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
On June 4, 2008, we signed a promissory note to borrow from BOCO Investments, LLC up to $1,000,000 for a period of up to ninety days at an interest rate of six percent per annum. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA Investments, LLLP and BOCO Investments, LLC. have each agreed to subordinate their respective other credit agreements with us to this new promissory note. As of June 30, 2008 $750,000 was drawn on this note.
On June 30, 2008, BOCO Investments, LLC. and Joseph C. Zimlich each entered into agreements with us to convert all of their Series A Convertible Preferred Stock, which totaled 267,000 shares in the aggregate, to Common Shares. BOCO Investments, LLC. received 9,375,000 Common Shares for its conversion. Mr. Zimlich received 625,000 Common Shares for his conversion. The Series A Convertible Preferred Stock was retired.
In addition, BOCO Investments, LLC. agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. BOCO Investments, LLC. received 9,375,000 shares for this conversion.
Because the conversion of the subordinated debt and convertible preferred stock for BOCO Investments, LLC and Joseph C. Zimlich were deemed to be below the fair value of our common stock, we recognized $581,250 of conversion expense.
We also paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. BOCO Investments, LLC. received a total of 722,758 common shares for $484,932 in accrued but unpaid interest and dividends. Mr. Zimlich received a total of 8,187 common shares for $5,066 in accrued but unpaid dividends.

(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, CapTerra Financial Group, Inc, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to CapTerra Financial Group, Inc. for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. CPTA had $713,322 in earnest money deposits outstanding at June 30, 2008. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at June 30, 2008:

Equipment	$23,277
Furniture and fixtures	17,396
Computers and related equipment	35,414
Software and intangibles	91,964

$168,051
less accumulated depreciation and amortization	(62,066)

$105,985

Depreciation expense totaled $18,329 and $14,151 for the six months ended June 30, 2008 and June 30, 2007 respectively.
(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Series A Convertible Preferred Stock
Until June 30, 2008 the Company had 517,000 shares of Series A Convertible Preferred Stock authorized and issued.
On June 30, 2008, GDBA INVESTMENTS, LLLP, BOCO INVESTMENTS, LLC. and JOSEPH C. ZIMLICH each entered into agreements with us to convert all of their Series A Convertible Preferred Stock, which totaled 517,000 shares in the aggregate, to Common Shares. GDBA INVESTMENTS, LLLP received 5,172,414 Common Shares for its conversion. BOCO INVESTMENTS, LLC. received 9,375,000 Common Shares for its conversion. Mr. ZIMLICH received 625,000 Common Shares for his conversion. The Series A Convertible Preferred Stock was retired.
Common Stock
As of June 30, 2008 the Company has 50,000,000 shares of common stock that are authorized, 23,602,614 shares that are issued and outstanding at a par value of $.001 per share.

Stock Based Compensation
On November 8, 2006 CapTerra Financial Group, Inc’s Board of Directors approved the issuance of options under the Corporation’s 2006 Incentive Compensation Plan (the “Plan”). Under the Plan the Company is authorized issue shares or options to purchase shares up not to exceed 500,000 shares. Options granted shall not be exercisable more than ten years after the date of the grant. The exercise price of any option grant shall not be less than the fair market value of the stock price on the date of the grant.
The total amount of compensation calculated for the full amount of options granted is $465,923. We accrue the stock based compensation expense in the periods in which the options vest. For the quarter ended June 30, 2008, we recognized $11,480 in expense related to stock based compensation.
Stock option activity for the six-months ended June 30, 2008 is summarized as follows:

	Options Outstanding
		Weighted	Weighted
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance at December 31, 2006	385,000	1.65	4.9	1,732,500

Activity during 2007:
Granted	70,000	2.08	4.2	—
Expired/Cancelled	(26,250)	1.65	3.9
Forfeited	—
Exercised	—

Balance, at December 31, 2007	428,750	1.72	3.9	—

Activity during 2008:
Granted	—	—	—	—
Expired/Cancelled	(265,000)	1.66	3.6
Forfeited	—
Exercised	—

Balance, at June 30, 2008	163,750	1.81	3.5	—

(8) Income Taxes
The provision for income taxes consists of the following:
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	$1,097,702
Net operating loss and carry-forwards	1,454,769
Partnership income	335,962
Bad debt	100,854
Depreciation	(415)

Total deferred tax assets	$2,988,872

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. As of June 30, 2008, the Company has a valuation allowance of $ -0-.
(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	December 31, 2007	Noncontrolling Interest	Noncontrolling Interest	June 30, 2008

Cypress	$4,594	$—	$—	$4,594

Total	$4,594	$—	$—	$4,594

(10) Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $57,001 at June 30, 2008, for the excess of the deposit liabilities reported by the financial institution versus the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
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
As of June 30, 2008, we had one outstanding notes under this facility with a principal amount totaling $1,513,511. Total interest accrued through June 30, 2008 was $96,346.
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
The United Western Facility expired on May 7, 2008 and as of June 30, 2008 we had not renewed the facility. We currently have 3 notes outstanding that were issued under the facility and each will mature one year after their respective issuance dates.

As of June 30, 2008, we had three outstanding notes under this facility with a principal amount totaling $4,882,038. Total interest accrued through June 30, 2008 was $180,214.
As of June 30, 2008 our total outstanding principal and interest due on all outstanding notes payable and our annual schedule of repayment is as follows:

			Total as of
	Vectra	United Western	June 30, 2008
Principal	1,513,511	4,882,038	6,395,549
Accrued Interest	96,346	180,214	276,560

Total	1,609,857	5,062,252	6,672,109

(12) Impairment of Assets
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
We recognized $595,868 of impairments for the quarter ended June 30, 2008.
(13) Subsequent Events
On June 30, 2008, as permitted under Colorado corporate law, a majority of our shareholders approved a reverse split of our Common Shares. The record date as set by the Board of Directors was July 20, 2008, with the reverse split to be effective as of the commencement of trading on July 21, 2008. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each two Old Common Shares held, thus effecting a one-for-two reverse stock split. There was no change in the par value of the Common Shares. Fractional shares, if any were rounded up to the next whole number. The exercise price and shares issuable upon exercise of all outstanding options were otherwise be adjusted to account for the reverse stock split. All share references have been adjusted to reflect this split. Additionally, on July 21, 2008 we began trading under the trading symbol CPTA.OB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.
Overview and History
HISTORY
We were founded in 2003 as a development partner, providing 100% financing for build-to-suit, small-box retail development projects throughout the United States. Offering 100% financing for our development partners consisted of providing equity or subordinated debt for approximately twenty-five percent of a project’s cost and utilizing our senior debt facilities to provide a construction loan for the other seventy-five percent of the project’s cost. While we provided the capital for the project, our development partner’s responsibility was to obtain a lease, develop, market and sell the project once complete. In exchange for providing all of the capital, we took a controlling interest in the project and received 50% of the profits when the project was sold, with a minimum profit threshold for us in order to protect our downside.
In order to facilitate growth, we focused on building our company’s infrastructure, particularly in the areas of deal generation, underwriting, and operations, as well as in finance and accounting. Early on, we implemented a growth strategy of creating a distributed sales force throughout the United States focused on creating relationships with developers and qualifying deals for us to finance. Once deals were generated, it was estimated that they would be developed and sold within seven to ten months. At that point revenues would be generated and capital returned to be recycled into new projects.
Beginning in March 2008, with the changing of our management team, we re-assessed our business model and drew the following conclusions: 1) Our development partners had no hard investment in the projects and were not properly incentivized to continue projects when expected profitability fell; 2) Our investment program and marketing efforts did not cater to high quality sponsors with whom we could generate profitable, repeat business; 3) While successful projects proved to be highly profitable, portfolio experience demonstrated that downside risk was larger than originally anticipated; 4) While there are many transactions that worked within our target market, we were unlikely to meet our growth objectives given the limited scope of our addressable market; and 5) Our corporate infrastructure and cost structure was too large for the production levels that we were achieving.
RECENT DEVELOPMENTS
In the second quarter 2008, we significantly expanded our business model in order to take advantage of changed market opportunities and more efficiently and profitably deploy our capital going forward. We broadened our target property types beyond small-box, single-tenant retail to include office, industrial, multi-family, multi-tenant retail, hospitality and select land transactions. In addition, we expanded our financial product offerings to focus on preferred equity, mezzanine debt and high yield bridge loans.

In our expanded model, we are focused on investing in higher-quality, more experienced developers, owners and operators. These target partners typically have equity capital to invest and are able to secure senior debt for their projects, but require additional capital, particularly in today’s capital market environment, to bridge the gap between senior debt and their available equity. We seek to fill this gap with preferred equity or mezzanine debt. While we continue to provide up to 100% of a project’s required equity, typically our partner is contributing a meaningful amount of capital to the project. These preferred equity and mezzanine structures allow us to invest in larger transactions, with higher quality partners, at lower risk but higher risk-adjusted returns than transactions in which we have previously invested.
We are also focused on select high-yield bridge loans, whole loan acquisitions, and limited partnership interest acquisitions. Particularly in the near term, we see excellent opportunities in these areas as a result of volatile capital market conditions. Given our more nimble investment parameters and processes, we are well positioned to take advantage of such opportunities.
Our expanded strategy has required a re-tooling of our staff to incorporate a broader set of investment and product-type experience. With our refocused investment strategy, we are also able to deploy more capital with less staff, particularly in our operations and deal origination groups. Accordingly, we have reduced our staff from fifteen full time employees on December 31, 2007 to seven full time employees on June 30, 2008. We are actively working on refilling several key positions but plan to remain a streamlined organization with greater efficiencies and cost savings.
We have significantly restructured our capitalization, strengthened our balance sheet, and better positioned ourselves for future growth. On June 30, 2008, our two major investors, GDBA Investments LLLP and BOCO Investments, LLC converted $6 million in subordinated debt to common equity shares. The interest rate on the remaining $14 million in subordinated debt was also reduced by 500 basis points. In addition, GDBA, BOCO and Joseph Zimlich converted $6.2 million in convertible preferred stock, which carried a 5% dividend, to common stock. These transactions have significantly reduced the Company’s cost of capital, reduced the Company’s interest and preferred dividend burden by over $1.67 million per year, and restored our shareholders’ equity to over $6.5 million.
Finally, we have changed the name of our company to CapTerra Financial Group, Inc. This name change reflects an effort to present a fresh face to our target market and to re-brand as a more flexible company. Our re-branding effort also includes a redesigned website and increased focus on marketing and messaging materials.
The Company is now well positioned for scalable and profitable growth. Currently, we have over $20 million in completed and nearly completed projects that we anticipate selling over the next several quarters as well as a strong pipeline of future potential business. We see strong opportunities for cautious, forward thinking investments in commercial real estate projects and excellent prospects for sustained, long term growth.
Our principal business address is 700 17th Street, Suite 1200, Denver, Colorado 80202.
We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations
Results of Operations
The following discussion involves our results of operations for the quarters ending June 30, 2008 and June 30, 2007.
Our revenues for the quarter ended June 30, 2008 were $119,788 compared to $5,011,327 for the quarter ended June 30, 2007. We had no project sales for the quarter ended June 30, 2008 compared to four projects sold totaling $4,924,336 for the quarter ended June 30, 2007. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. Rental income for the quarter ended June 30, 2008 was $119,788 compared to $15,875 for the quarter ended June 30, 2007. We had no management fees for the quarter ended June 30, 2008 compared to $71,116 for the quarter ended June 30, 2007.
We recognize cost of sales on projects during the period in which they are sold. We had no cost of sales for the quarter ended June 30, 2008 compared to cost of sales of $4,645,324 for the quarter ended June 30, 2007. Cost of sales will increase as projects are sold; however, all impaired projects have been written down to their market value and will have no gross profit.
Selling, general and administrative costs were $676,633 for the quarter ended June 30, 2008 compared to selling, general and administrative costs of $1,081,704 for the quarter ended June 30, 2007 which included a $214, 953 charge for bad debt expense. We continue to actively manage our selling, general and administrative expense although it will likely increase as we re-staff key positions.
During the quarter ended June 30, 2008 we recognized an impairment charge on four properties totaling $595,868 compared to an impairment charge of $1,939,513 for the quarter ended June 30, 2007 (please see footnote 12). We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a quarterly basis. We also recognized a conversion expense of $581,250 for the quarter ended June 30, 2008, which was related to the conversion of subordinated debt and convertible preferred stock into common stock at a price which was deemed to be below fair value.
We had a net loss of $1,504,557 for the quarter ended June 30, 2008 compared to a net loss of $1,923,109 for the quarter ended June 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $1,581,895 for the quarter ended June 30, 2008 compared to $2,000,447 for the quarter ended June 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
The following discussion involves our results of operations for the six months ending June 30, 2008 and June 30, 2007.
Our revenues for the six months ended June 30, 2008 were $1,310,193 compared to $5,239,311 for the six months ended June 30, 2007. Project sales for the six months ended June 30, 2008 were $1,164,000 compared to $4,924.336 for the six months ended June 30, 2007. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. We had rental income for the six months ended June 30, 2008 of $146,193 compared to $52,204 for the six months ended June 30, 2007, which is attributable to having more rent producing properties in the current six months versus the prior year. We recognized no management fee revenue for the six months ended June 30, 2008 compared to management fees of $262,771 for the six months ended June 30, 2007.

We recognize cost of sales on projects during the period in which they are sold. We had cost of sales of $1,164,000 for the six months ended June 30, 2008 compared to $4,645,324 for the six months ended June 30, 2007. Cost of sales will increase as projects are sold; however, all impaired projects have been written down to their market value and will have no gross profit.
Selling, general and administrative costs were $1,364,640 for the six months ended June 30, 2008 compared to $1,907,906 for the six months ended June 30, 2007, which included a $214, 953 charge for bad debt expense. We continue to actively manage our selling, general and administrative expense although it will likely increase as we re-staff key positions.
During the six months ended June 30, 2008 we recognized an impairment charge on four properties totaling $595,868 compared to an impairment charge of $1,939,513 for the six months ended June 30, 2007 (please see footnote 12). We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a quarterly basis. We also recognized a conversion expense of $581,250 for the six-months ended June 30, 2008, which was related to the conversion of subordinated debt and convertible preferred stock into common stock at a price which was deemed to be below fair value.
We had a net loss of $2,141,914 for the six months ended June 30, 2008 compared to a net loss of $2,336,575 for the six months ended June 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $2,296,589 for the six months ended June 30, 2008 compared to $2,490,401 for the six months ended June 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents, were $447,200 on June 30, 2008 compared to $2,035,620 on December 31, 2007.
Cash used in operating activities was $3,080,820 for the six months ended June 30, 2008 compared to cash used in operating activities of $415,601 for the six months ended June 30, 2007. This change was primarily the result of fewer projects under construction in the current period in addition to a large account receivable from a property sold in December 2007, which was collected in January 2008. Cash used in operations has typically been substantial, driven by project funding requirements and we anticipate that it will continue to be significant moving forward.
Cash provided by investing activities increased to $216,162 for the six months ended June 30, 2008 compared to cash used in investing activities of $456,690 for the six months ended June 30, 2007. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. We had several promissory note repayments for the quarter ended June 30, 2008.
Cash provided by financing activities was $1,276,238 for the six months ended June 30, 2008 compared to $1,384,701 for the six months ended June 30, 2007. As we continue to increase our project pipeline we expect that our cash provided by financing activities will continue to be significant. We had $250,000 of availability on our Senior Subordinated Revolving Notes and we had availability of $8,887,500 on our Senior Credit Facilities as of June 30, 2008.

Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.
Recently Issued Accounting Pronouncements
We continue to evaluate the impact of SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which are required to be adopted at the beginning of our 2009 fiscal year. Further information on these accounting pronouncements is located in our 2007 Form 10KSB.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
None.
ITEM 4. CONTROLS AND PROCEDURES
Not applicable
ITEM 4T. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS
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

THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $3,959,059 for the fiscal year ended December 31, 2007. Our revenues for the quarter ended June 30, 2008 were $119,788 compared to revenues for the quarter ended June 30, 2007 of $5,011,327. We had a net loss of $1,581,895 for the quarter ended June 30, 2008 compared to a net loss of $1,923,109 for the quarter ended June 30, 2007. As of June 30, 2008 we have an accumulated deficit of $7,300,204. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
BECAUSE WE HAVE RECURRING LOSSES, HAVE USED SIGNIFICANT CASH IN SUPPORT OF OUR OPERATING ACTIVITIES, HAVE A LIMITED OPERATING HISTORY AND ARE RELIANT UPON FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
For our year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of recurring losses, the use of significant cash in support of our operating activities, our limited operating history and our reliance upon funding commitments with two significant shareholders. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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
AS A COMPANY WITH LIMITED OPERATING HISTORY, WE ARE INHERENTLY A RISKY
INVESTMENT. OUR OPERATIONS ARE SUBJECT TO OUR ABILITY TO FINANCE REAL ESTATE PROJECTS.
Because we are a company with a limited history, our operations, which consist of real estate financing of build-to-suite projects for specific national retailers, are subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. The value of our assets may become impaired by a variety of factors, which would make it unlikely, if not impossible to profit from the sale of our real estate. We have already experienced impairments to our assets and may do so in the future. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.

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
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of June 30, 2008, we had total indebtedness under our various credit facilities of approximately $21.4 million. Our indebtedness could have important consequences to you. For example, it could:
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of June 30, 2008, we had approximately $9.1 million available to us for additional borrowing under our $25 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $3,046,196 in the fiscal year ended December 31, 2007 and $595,868 through June 30, 2008. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
BUYING A LOW-PRICED PENNY STOCK SUCH AS OURS IS RISKY AND SPECULATIVE.
Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by a broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker- dealers to make a market in or trade our common stock and may also affect your ability to sell any of our shares you may own in the public markets.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON COMMON STOCK.
We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
Reports on Form 8-K
We filed the following report under cover of Form 8K for the fiscal quarter ended June 30, 2008: April 29, 2008 relating to a change in our certifying accountant; and June 10, 2008 relating to our temporary line of credit with BOCO.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.

Dated: August 14, 2008	By:	/s/ Peter Shepard Peter Shepard
President, Chief Executive Officer,

Dated: August 14, 2008	By:	/s/ James W Creamer III James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX
21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002