Form 10KSB/A
period 2007-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2008-10-15
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1
to
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2007
Commission File No. 0-50764
CAPTERRA FINANCIAL GROUP, INC.

Formerly know as
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
ITEM 8A(T). CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2007 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Management has concluded that our internal control over financial reporting was effective as December 31, 2007.
Inherent Limitations Over Internal Controls
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting.
We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-KSB.
ITEM 8B. OTHER INFORMATION.
Nothing to report.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Our Directors and Executive Officers, their ages and positions held with us as of March 27, 2008 are as follows:

NAME	AGE	POSITION HELD
Peter Shepard	38	President and Chief Executive Officer
James W. Creamer III	43	Vice President, Treasurer and Chief Financial Officer
Terry W. Thompson	50	Senior Vice President and Secretary
G. Brent Backman	67	Director
Eric Balzer	59	Director
Joseph C. Zimlich	48	Director
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:
(a)	(1)	FINANCIAL STATEMENTS
(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Amendment to Articles of Incorporation

10.26*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21*	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Previously filed

(b)	Reports on Form 8-K.
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

CAPTERRA FINANCIAL GROUP, INC., formerly known as ACROSS AMERICA REAL ESTATE CORP.
Dated: OCTOBER 15, 2008	By:	/s/ Peter Shepard
Peter Shepard
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: OCTOBER 15, 2008	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

Dated: OCTOBER 15, 2008	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: OCTOBER 15, 2008	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: OCTOBER 15, 2008	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3*	Articles of Amendment to Articles of Incorporation

10.26*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21*	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed