Form 10-Q
period 2008-09-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2008-11-14
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, November 10, 2008, was 23,602,614.

FORM 10-Q
CapTerra Financial Group, Inc.

PART I FINANCIAL INFORMATION
References in this document to “us,” “we,” “CPTA” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	September 30	December 31,
	2008	2007
	(unaudited)	(audited)

Assets
Cash and Equivalents	$781,048	$2,035,620
Deposits held by an affiliate	707,292	940,880
Accounts Receivable, net	78,385	2,156,959
Property and equipment, net of accumulated depreciation	98,461	112,918
Real estate held for sale	14,627,963	14,398,602
Construction in progress	2,376,675	2,484,179
Land held for development	2,660,607	5,388,089
Deferred tax asset, net of valuation allowance	3,364,000	2,108,832
Deposits and prepaids	35,611	48,451

Total assets	$24,730,042	$29,674,530

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$75,222	$262,209
Accrued liabilities	57,884	416,583
Dividends payable	—	78,187
Senior subordinated note payable, related parties	1,500,000	7,000,000
Senior subordinated revolving note, related parties	14,242,835	14,169,198
Note payable	6,308,617	5,716,397
Unearned Revenue	—	522,841

Total liabilities	22,184,558	28,165,415

Shareholders’ equity
Non controlling interest	—	4,594
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding December 31, 2007, -0- shares issued and outstanding September 30, 2008	—	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding December 31, 2007 23,602,614 shares issued and outstanding September 30, 2008	23,603	16,037
Additional paid-in-capital	14,081,937	6,440,398
Retained earnings	(11,560,056)	(5,003,614)

Total shareholders’ equity	2,545,484	1,509,115

Total liabilities and shareholders’ equity	$24,730,042	$29,674,530

See accompanying notes to condensed consolidated financial statements.

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Sales	$3,171,409	$815,000	$4,381,723	$5,739,336
Financing activities	45,691	10,314	38,090	58,487
Rental income	116,570	51,283	224,048	103,487
Management fees	—	148,383	—	362,981

Total revenue	3,333,670	1,024,980	4,643,861	6,264,291

Operating expenses:
Cost of sales	2,954,748	815,000	4,118,748	5,460,324
Impairment loss on real estate	4,156,444	(40,868)	4,752,312	1,898,645
Conversion expense	—	—	581,250	—
Selling, general and administrative	579,167	748,078	1,943,805	2,655,984

Total operating expenses	7,690,359	1,522,210	11,396,115	10,014,953

Loss from operations	(4,356,689)	(497,230)	(6,752,254)	(3,750,662)

Non-operating expense:
Interest income	931	6,641	9,394	7,535
Interest expense	(278,133)	—	(912,987)	(275,730)
Other income (expense)	—	(100,413)	—	(1,570)

Loss before income taxes and non controlling interest	(4,633,891)	(591,002)	(7,655,847)	(4,020,427)

Income tax provision	(374,039)	(360,880)	(1,254,079)	(1,527,480)

Loss before non controlling interest	(4,259,852)	(230,122)	(6,401,768)	(2,492,947)
Non controlling interest in income of consolidated subsidiaries	—	—	—	73,751

Net loss	$(4,259,852)	$(230,122)	$(6,401,768)	$(2,566,698)

Preferred stock dividends	—	(78,186)	—	(232,012)

Net loss available to common shareholders	$(4,259,852)	$(308,308)	$(6,401,768)	$(2,798,710)

Basic and diluted loss per common share	$(0.18)	$(0.02)	$(0.27)	$(0.17)

Basic and diluted weighted average common shares outstanding	23,602,614	16,036,625	23,602,614	16,036,625

See accompanying notes to condensed consolidated financial statements.

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	(6,401,766)	$(2,566,698)
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(1,254,079)	—
Depreciation	25,853	28,472
Impairment of assets	4,752,312	1,898,645
Allowance for bad debt	—	215,953
Conversion expense	581,250	—
Stock option compensation expense	43,568	98,297
Changes in operating assets and operating liabilities:
Construction in progress	(4,644,808)	(4,354,196)
Real estate held for sale	(229,361)	(9,706,445)
Land held for development	2,727,482	661,932
Accounts receivable	2,078,574	(255,958)
Deposits and prepaids	12,840	34,567
Accounts payable and accrued liabilities	(546,775)	551,658
Income tax assets and liabilities	—	(1,475,897)
Unearned revenue	(522,841)	—
Non-controlling interest	(4,594)	—

Net cash (used in) operating activities	(3,382,346)	(14,869,670)

Cash flows from investing activities:
Payment of deposits	—	86,791
Cash collections on notes receivable	365,025	—
Issuance of notes receivable	(131,437)	—
Cash paid for disposal of property and equipment	(11,396)	(57,296)

Net cash provided by investing activities	222,192	29,495

Cash flows from financing activities:
Preferred stock dividends paid	(78,187)	(233,711)
Proceeds from issuance of related party loans	12,638,861	12,200,000
Repayment of related party loans	(11,247,313)	(3,400,000)
Proceeds from issuance of notes payable	3,016,292	8,854,866
Repayment of notes payable	(2,424,072)	(1,961,403)

Net cash provided by financing activities	1,905,582	15,459,752

Net change in cash	(1,254,572)	619,577

Cash and cash equivalents, beginning of the period	2,035,620	1,097,440

Cash and cash equivalents, end of the period	781,048	$1,717,017

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	(1,089)	$1,000

Interest	—	$780,981

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	—	$232,012

Conversion of related notes payable to common stock	6,817,912	$—

See accompanying notes to condensed consolidated financial statements.

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at September 30, 2008:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

AARD-Cypress Sound, LLC (“Cypress Sound”)	51.00%
AARD-TSD-CSK Firestone, LLC (“Firestone”)	51.00%
South Glen Eagles Drive, LLC (“West Valley”)	51.00%
53rd and Baseline, LLC (“Baseline”)	51.00%
Hwy 278 and Hwy 170, LLC (“Bluffton”)	51.00%
State and 130th, LLC (“American Fork”)	51.00%
Hwy 46 and Bluffton Pkwy, LLC (“Bluffton 46”)	51.00%
AARD Bader Family Dollar Flat Shoals, LLC (“Flat Shoals”)	51.00%
AARD Westminster OP7, LLC (“Westminster OP7”)	51.00%
Eagle Palm I, LLC (“Eagle”)	51.00%
AARD Econo Lube Stonegate, LLC (“Econo Lube”)	51.00%
AARD Bader Family Dollar MLK, LLC (“MLK”)	51.00%
AARD-Charmar Greeley, LLC (“Starbucks”)	51.00%
AARD-Charmar Greeley Firestone, LLC	51.00%
AARD 5020 Lloyd Expy, LLC (“Evansville”)	51.00%
AARD ‘2245 Main Street, LLC (“Plainfield”)	51.00%
AARD-Buckeye, LLC (“Buckeye”)	51.00%
AARD Esterra Mesa 1, LLC (“Esterra Mesa 1”)	51.00%
AARD Esterra Mesa 2, LLC (“Esterra Mesa 2”)	51.00%
AARD Esterra Mesa 3, LLC (“Esterra Mesa 3”)	51.00%
AARD Esterra Mesa 4, LLC (“Esterra Mesa 4”)	51.00%
AARD MDJ Goddard, LLC (“Goddard”)	51.00%
AARD Charmar Arlington Boston Pizza, LLC (“Charmar Boston Pizza”)	51.00%
AARD LECA LSS Lonestar LLC	51.00%
AARD LECA VL1 LLC	51.00%
AARD NOLA St Claude LLC	51.00%
AARD ORFL FD Goldenrod LLC	51.00%
AARD SATX CHA LLC	51.00%
AARD JXFL UTC LLC	51.00%

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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. During the year ended December 31, 2007 the Company recorded impairment losses totaling $3,046,196. For the nine months ended September 30, 2008 the Company recorded an additional $4,752,312 of impairment losses. These estimates directly affect the Company’s financial statements, and any changes to the estimates could materially affect the Company’s reported assets and net income.
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

(2) Current Development Projects
Current development projects are divided into two line items on our balance sheet, “land held for development” and “construction in progress”, which is made up of all hard costs, soft costs and financing costs that are capitalized into the project. As of September 30, 2008 we had two projects categorized as current development projects totaling $5,037,282, which was comprised of $2,660,607 in land and $2,376,675 of construction in progress. These properties are in the later stages of construction and are located in California and Louisiana. They represent leases from Lone Star Steakhouse and Family Dollar Stores.
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
As of September 30, 2008 we had twelve properties classified as real estate held for sale totaling $14,627,963 in costs, three of which were completed projects and seven of which were raw land currently being marketed for sale. The completed projects total $7,164,166 with tenants that include corporate lease and franchisees for Fed Ex Kinko’s, Starbucks, Criket Wireless, Mexicali Cafe and Shell Oil and are in Arizona, Colorado, Indiana and Utah. Land that is currently for sale totals $7,463,797 and is located in Arizona, Colorado, Florida and South Carolina.
(4) Related Party Transactions
On September 30, 2008 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO
	Investments	Investments	Total

Revolving Lines of Credit	7,000,000	7,000,000	14,000,000
BOCO Note Payable		750,000	750,000
BOCO Note Payable		750,000	750,000
Accrued Interest	105,862	136,973	242,835

Senior subordinated revolving notes related parties	$7,105,862	$8,636,973	$15,742,835

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
On June 30, 2008 GDBA Investments, LLLP agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. Investments, LLLP received 5,172,414 shares for this conversion.
A total of Seven Million Dollars ($7,000,000) of our remaining debt to GDBA Investments, LLLP each evidenced by a Senior Subordinated Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) and a Revolving Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) were converted into one Seven Million Dollar ($7,000,000) Revolving Note. The Seven Million Dollar ($7,000,000) Revolving Note matures on September 28, 2009. Each Senior Subordinated Note and old Revolving Note was canceled.
On June 30, 2008 we paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. GDBA Investments, LLLP received a total of 717,829 common shares for $482,589 in accrued but unpaid interest and dividends.
As of September 30, 2008 we have $7,000,000 in principal and $105,862 in interest payable to GDBA Investments, LLLP.
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
On June 4, 2008, we signed a promissory note to borrow from BOCO Investments, LLC up to $1,000,000 for a period of up to ninety days at an interest rate of six percent per annum. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA Investments, LLLP and BOCO Investments, LLC. have each agreed to subordinate their respective other credit agreements with us to this new promissory note. On September 2, 2008 BOCO Investments, LLC extended the maturity of the note for an additional six-month period. As of September 30, 2008 $750,000 was drawn on this note.
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
On June 30, 2008 BOCO Investments, LLC. agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. BOCO Investments, LLC. received 9,375,000 shares for this conversion.
A total of Seven Million Dollars ($7,000,000) of our remaining debt to BOCO Investments, LLC each evidenced by a Senior Subordinated Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) and a Revolving Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) were converted into one Seven Million Dollar ($7,000,000) Revolving Note. The Seven Million Dollar ($7,000,000) Revolving Note matures on September 28, 2009. Each Senior Subordinated Note and old Revolving Note was canceled.
On June 30, 2008 we paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. BOCO Investments, LLC. received a total of 722,758 common shares for $484,932 in accrued but unpaid interest and dividends. Mr. Zimlich received a total of 8,187 common shares for $5,066 in accrued but unpaid dividends.
On September 4, 2008, we signed a promissory note to borrow from BOCO Investments, LLC up to $4,000,000 for a period of up to six-months at an interest rate of six percent per annum. On September 30, 2008, there was no outstanding balance on the note.

On September 10, 2008, we signed a promissory note to borrow from BOCO Investments, LLC up to $750,000 for a period of up to six-months at an interest rate of nine percent per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement of even date on the Company’s membership interest in Esterra Mesa 1, LLC.
As of September 30, 2008 we have $8,500,000 in principal and $136,973 in interest payable to BOCO Investments, LLC.
(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, CapTerra Financial Group, Inc, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to CapTerra Financial Group, Inc. for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. CPTA had $707,292 in earnest money deposits outstanding at September 30, 2008. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at September 30, 2008:

Equipment	$23,277
Furniture and fixtures	17,396
Computers and related equipment	35,414
Software and intangibles	91,964

$168,051
less accumulated depreciation and amortization	(69,590)

$98,461

Depreciation expense totaled $25,853 and $28,472 for the nine months ended September 30, 2008 and September 30, 2007 respectively.
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

'

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
The total amount of compensation calculated for the full amount of options granted is $465,923. We recognize compensation expense over the periods in which the options vest. For the quarter ended September 30, 2008, we recognized $9,945 in expense related to stock based compensation.
Stock option activity for the nine months ended September 30, 2008 is summarized as follows:

Options Outstanding
		Weighted	Weighted
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance, at December 31, 2007	214,375	3.44	3.9	—

Activity during 2008:
Granted	—	—	—	—
Expired/Cancelled	(152,500)	3.32	3.2
Forfeited	—
Exercised	—

Balance, at September 30, 2008	61,875	3.62	3.2	—

(8) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	2,499,825
Net operating loss and carry-forwards	2,891,790
Partnership income	130,229
Origination Fee Income	(84,529)
Depreciation	(23,352)
Other temporary differences	(49,964)

5,364,000
Valuation Allowance	(2,000,000)

Total net deferred tax assets	3,364,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although it is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income, we are not certain that we will be able to use the entire amount and, accordingly, have recorded a valuation allowance of $2,000,000 at September 30, 2008.

Given the complexities of tax laws and FASB 109 and the fact that there is a degree of interpretation and subjectivity, it has been our policy to hire a third party CPA firm for our tax work and FASB 109 calculation. During the quarter ended September, 30, 2008, we changed to a new CPA firm to perform these services.

During their review of our past calculations to tie into the current quarter, they disagreed with the FASB 109 calculation made by our former CPA firm for the year ended December 31, 2007. After detailed consultation with our new CPA firm, the Company believes there is a variance which understated the tax benefit and overstated the net loss on the income statement by $498,000, and understated the deferred tax asset on the balance sheet by $498,000.

Because we discovered the issue while analyzing our deferred tax asset for the quarter ended September 30, 2008 and the Company had already determined the need for a valuation allowance, we have adjusted the deferred tax asset accordingly. The Company increased the valuation allowance by $498,000 which is included in the total valuation allowance of $2,000,000.

(9) Noncontrolling Interests
Following is a summary of the noncontrolling interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance			Balance
	December 31,	Earnings allocated to	Earnings disbursed/accrued for	September 30,
	2007	Noncontrolling Interest	Noncontrolling Interest	2008

Cypress	$4,594	$—	$(4,594)	$—

Total	$4,594	$—	$(4,594)	$—

(10) Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $31,686 at September 30, 2008, for the excess of the deposit liabilities reported by the financial institution versus the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
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

As of September 30, 2008, we had no outstanding notes under this facility.
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
The United Western Facility expired on May 7, 2008 and as of September 30, 2008 we had not renewed the facility. We currently have 3 notes outstanding that were issued under the facility and each will mature one year after their respective issuance dates, each are eligible for one six-month extension.
As of September 30, 2008, we had three outstanding notes under this facility with a principal amount totaling $6,053,752. Total interest accrued through September 30, 2008 was $254,865.
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
We recognized $4,156,444 of impairments for the quarter ended September 30, 2008.

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

Results of Operations
Results of Operations
The following discussion involves our results of operations for the quarters ending September 30, 2008 and September 30, 2007.
Our revenues for the quarter ended September 30, 2008 were $3,333,670 compared to $1,024,980 for the quarter ended September 30, 2007. We sold two projects for the quarter ended September 30, 2008 totaling $3,171,409 compared to one project totaling $815,000 for the quarter ended September 30, 2007. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. Rental income for the quarter ended September 30, 2008 was $116,570 compared to $51,283 for the quarter ended September 30, 2007. We had no management fees for the quarter ended September 30, 2008 compared to $148,383 for the quarter ended September 30, 2007. We had financing activities totaling $45,691 for the quarter ended September 30, 2008 compared to $10,314 for the quarter ended September 30, 2007.
We recognize cost of sales on projects during the period in which they are sold. We had $2,954,748 of cost of sales for the quarter ended September 30, 2008 compared to $815,000 for the quarter ended September 30, 2007. Cost of sales will likely increase along with revenues as existing projects are sold.
Selling, general and administrative costs were $579,167 for the quarter ended September 30, 2008 compared to selling, general and administrative costs of $748,078 for the quarter ended September 30, 2007. We continue to actively manage our selling, general and administrative expense although it will likely increase as we re-staff key positions.
During the quarter ended September 30, 2008 we recognized an impairment charge totaling $4,156,444 compared to an impairment recovery of $40,868 for the quarter ended September 30, 2007 (please see footnote 12). We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a quarterly basis.

We had an income tax benefit of $374,039 for the quarter ended September 30, 2008 compared to an income tax benefit of $360,880 for the quarter ended September 30, 2007. The income tax benefit for the quarter ended September 30, 2008 was after the effect of a $2,000,000 valuation allowance against our deferred tax asset taken on September 30, 2008, which included a $498,000 adjustment for the year ended December 31, 2007. The Company determined that an allowance is needed related to the recognition of its deferred tax asset based on the continuing deterioration of the commercial real estate market combined with the tightening credit markets in the third quarter.

We had a net loss of $4,259,852 for the quarter ended September 30, 2008 compared to a net loss of $230,122 for the quarter ended September 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $4,259,852 for the quarter ended September 30, 2008 compared to $308,308 for the quarter ended September 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
The following discussion involves our results of operations for the nine months ending September 30, 2008 and September 30, 2007.
Our revenues for the nine months ended September 30, 2008 were $4,643,861 compared to $6,264,291 for the nine months ended September 30, 2007. Project sales for the nine months ended September 30, 2008 were $4,381,723 compared to $5,739,336 for the nine months ended September 30, 2007. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. We had rental income for the nine months ended September 30, 2008 of $224,048 compared to $103,487 for the nine months ended September 30, 2007, which is attributable to having more rent producing properties in the current nine months versus the prior year. We recognized no management fee revenue for the nine months ended September 30, 2008 compared to management fees of $362,981 for the nine months ended September 30, 2007.

We recognized financing activities totaling $38,090 for the nine months ended September 30, 2008 compared to $58,487 for the nine months ended September 30, 2007.
We recognize cost of sales on projects during the period in which they are sold. We had cost of sales of $4,118,748 for the nine months ended September 30, 2008 compared to $5,460,324 for the nine months ended September 30, 2007. Cost of sales will likely increase along with revenues as existing projects are sold.
Selling, general and administrative costs were $1,943,805 for the nine months ended September 30, 2008 compared to $2,655,984 for the nine months ended September 30, 2007, which included a $214,953 charge for bad debt expense. We continue to actively manage our selling, general and administrative expense although it will likely increase as we re-staff key positions.
During the nine months ended September 30, 2008 we recognized an impairment charge totaling $4,752,312 compared to an impairment charge of $1,898,645 for the nine months ended September 30, 2007 (please see footnote 12). We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a quarterly basis.

We had an income tax benefit of $1,254,079 for the nine-months ended September 30, 2008 compared to an income tax benefit of $1,527,480 for the nine-months ended September 30, 2007. The income tax benefit for the nine-months ended September 30, 2008 was after the effect of a $2,000,000 valuation allowance against our deferred tax asset taken on September 30, 2008, which included a $498,000 adjustment for the year ended December 31, 2007. The Company determined that an allowance is needed related to the recognition of its deferred tax asset based on the continuing deterioration of the commercial real estate market combined with the tightening credit markets in the third quarter.

We had a net loss of $6,401,768 for the nine months ended September 30, 2008 compared to a net loss of $2,566,698 for the nine months ended September 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $6,401,768 for the nine months ended September 30, 2008 compared to $2,798,710 for the nine months ended September 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents, were $781,048 on September 30, 2008 compared to $2,035,620 on December 31, 2007.
Cash used in operating activities was $3,382,346 for the nine months ended September 30, 2008 compared to cash used in operating activities of $14,869,670 for the nine months ended September 30, 2007. This change was primarily the result of fewer projects under construction in the current period in addition to a large account receivable from a property sold in December 2007, which was collected in January 2008. Cash used in operations has typically been substantial, driven by project funding requirements and we anticipate that it will continue to be significant moving forward.
Cash provided by investing activities increased to $222,192 for the nine months ended September 30, 2008 compared to cash used in investing activities of $29,495 for the nine months ended September 30, 2007. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. We had several promissory note repayments for the quarter ended September 30, 2008.

Cash provided by financing activities was $1,905,582 for the nine months ended September 30, 2008 compared to $15,459,752 for the nine months ended September 30, 2007. As we continue to fund our project pipeline we expect that our cash provided by financing activities will continue to be significant. As of September 30, 2008 we had $4,250,000 of availability on our Senior Subordinated Notes; however, $4,000,000 is designated to fund a specific project. We had availability of $10,000,000 on our Senior Credit Facilities as of September 30, 2008.
Based on our cash balance and our availability on our Senior Subordinated Notes as of September 30, 2008, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next three months. Over the next twelve months, we will likely require approximately $2 million to fund our operations. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
Not applicable.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $3,959,059 for the fiscal year ended December 31, 2007. Our revenues for the quarter ended September 30, 2008 were $3,333,670 compared to revenues for the quarter ended September 30, 2007 of $1,024,980. We had a net loss of $2,768,931 for the quarter ended September 30, 2008 compared to a net loss of $230,122 for the quarter ended September 30, 2007. As of September 30, 2008 we have an accumulated deficit of $4,910,847. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of September 30, 2008, we had total indebtedness under our various credit facilities of approximately $22.0 million. Our indebtedness could have important consequences to you. For example, it could:
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of September 30, 2008, we had approximately $14.25 million available to us for additional borrowing under our $29.8 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $3,046,196 in the fiscal year ended December 31, 2007 and $4,752,312 through September 30, 2008. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.

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
OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.
There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board. However, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:
•	actual or anticipated fluctuations in our operating results;

•	change in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other real estate oriented companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our services;

•	the loss of one or more key customers; and

•	departures of key personnel.
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
None.
ITEM 5. OTHER INFORMATION
None.
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
Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended September 30, 2008: July 21, 2008, relating to a reverse split of our common stock; and September 3, 2008 relating to the departure of a principal officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: November 14, 2008	By:	/s/ Peter Shepard
Peter Shepard
President, Chief Executive Officer,

Dated: November 14, 2008	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002