Form 10KSB/A
period 2007-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2008-12-16
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 2
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

CAPTERRA FINANCIAL GROUP, INC., formerly known as ACROSS AMERICA REAL ESTATE CORP.
Dated: DECEMBER 15, 2008	By:	/s/ Peter Shepard
Peter Shepard
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: DECEMBER 15, 2008	By:	/s/ James W Creamer III
James W Creamer III
Treasurer, Chief Financial Officer

Dated: DECEMBER 15, 2008	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: DECEMBER 15, 2008	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: DECEMBER 15, 2008	By:	/s/ Joseph Zimlich
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