Form 10-K/A
period 2007-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-04-15
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 0-50764
CapTerra Financial Group, Inc.
Formerly Known As
Across America Real Estate Corp.
(Exact name of small business issuer in its charter)

Colorado	20-0003432
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 17th Street, Suite 1200
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 893-1003
(Registrant’s telephone number including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0.001 per share par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

FORM 10-KSB
Across America Real Estate Corp.
INDEX

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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $6,067,891 for the fiscal year ended December 31, 2007. Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
Because we are a company with a limited history, our operations, which consist of real estate financing of build-to-suit projects for specific national retailers, must be considered an extremely risky business, subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. The value of our assets may become impaired by a variety of factors, which would make it unlikely, if not impossible to profit from the sale of our real estate. We have already experienced impairments to our assets and may do so in the future. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT.
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
Funding:
We divide our funding sources into two general pools:
1	Equity and Subordinated Debt

2	Senior Debt

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
On October 25, 2007 we obtained a temporary line of credit from BOCO Investments to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth quarter projects. The line carried an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. We utilized $1,150,000 from this line which was repaid by the January 23,, 2008 maturity date.
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
Our investor relations department can be contacted at our principal executive office located at our principal office 700 17 th Street, Suite 1200, Denver, Colorado 80202. Our phone number at our headquarters is (303) 893-1003 and our website is www.acrossamerica.com.
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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We had a net loss of $6,067,891 for the year ended December 31, 2007 compared to a net loss of $735,771 for the year ended December 31, 2006. While we had a substantial increase in revenues for the year ended 2007, we did not generate or close enough projects to support our increased operating costs. This combined with the magnitude of our impairment charges and bad debt write-offs for the year were the major factors that contributed to the significant increase of our net loss.

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
Liquidity and Capital Resources
Cash and cash equivalents, increased from $1,097,440 on December 31, 2006 to $2,035,620 on December 31, 2007.
Cash used in operating activities increased to $12,143,979 for the year ended December 31, 2007 compared to $5,610,641 for the prior year. This was primarily the result of the increase deal volume for the last year. Given the large proportion of projects classified as “available for sale”, we anticipate that the cash used in operating activities will decrease in first half of next year and increasing as the year progresses.
Cash used in investing activities increased to $686,310 for 2007 compared to $157,976 for the prior year. The primary cause was a significant increase in the issuance of notes receivable for earnest money given our increased activity for the year. As we look to mitigate risks moving forward, we would anticipate these activities decreasing as we look to alternative structures and methods.
Cash provided by financing activities increased to $13,768,469 for 2007 compared to $6,685,561 for 2006. We expect our cash from financing activities to mirror our cash used in operating activities over the next year. Total availability on Senior Subordinated Revolving Notes on December 31, 2007 was $1,850,000 and we had availability of $21,358,269 on our Senior Credit Facilities as of December 31, 2006.
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
As discussed in Note 18 to the consolidated financial statements, the Company has restated its 2007 consolidated financial statements.
Cordovano and Honeck LLP
Englewood, Colorado
March 25, 2008

ITEM 1. FINANCIAL STATEMENTS.
Across America Real Estate Corp.
Consolidated Balance Sheet
as of December 31, 2007

As Restated
Assets
Cash and Equivalents	$2,035,620
Deposits held by an affiliate	940,880
Accounts Receivable, net	2,156,959
Property and equipment, net of accumulated depreciation	112,918
Real estate held for sale	14,398,602
Construction in progress	2,484,179
Land held for development	5,388,089
Deferred tax asset, net of allowance	—
Current tax asset	—
Deposits and prepaids	48,451

Total assets	$27,565,698

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$269,726
Accrued liabilities	409,066
Dividends payable	78,187
Senior subordinated note payable, related parties	7,000,000
Senior subordinated revolving note, related parties	14,169,198
Note payable	5,716,397
Capital lease obligations	—
Unearned Revenue	522,841

Total liabilities	28,165,415

Shareholders’ equity
Minority interest	4,594
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037
Additional paid-in-capital	6,440,398
Retained earnings	(7,112,446)

Total shareholders’ equity	(599,717)

Total liabilities and shareholders’ equity	$27,565,698

See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006
	(As Restated)

Revenue:
Sales	$17,171,469	$2,783,000
Sales, related parties	—	5,050,000
Financing Activities	109,000	—
Rental income	232,408	414,044
Management fees	362,981	212,950

Total revenue	17,875,858	8,459,994

Operating expenses:
Cost of Sales	16,053,131	2,449,266
Cost of sales, related parties	—	4,767,622
Impairment loss on real estate	3,046,196	—
Selling, general and administrative	3,393,436	1,881,383

Total Operating expenses	22,492,763	9,098,271

Loss from operations	(4,616,905)	(638,277)

Non-operating expense:
Interest Income	16,592	13,227
Interest Expense	(742,965)	(320,309)
Other Income (Expense)	(1,570)	(14,307)

Loss before income taxes and minority interest	(5,344,848)	(959,666)

Income tax provision	289,683	(316,252)

Loss before minority interest	(5,634,531)	(643,414)
Minority interest in income of consolidated subsidiaries	433,360	92,357

Net loss	$(6,067,891)	$(735,771)

Other comprehensive income
Preferred stock dividends declared	(310,201)	(79,887)

Comprehensive loss applicable to common	$(6,378,092)	$(815,658)

Basic and diluted loss per common share	$(0.40)	$(0.05)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625
See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Consolidated Statement of Changes in Shareholders’ Equity
For the year ended December 31, 2007

							Retained
	Non-	Preferred Stock		Common Stock		Additional	Earnings
	controlling		Par		Par	Paid-in	(Deficit)
	Interest	Shares	Value	Shares	Value	Captial	(As Restated)	Total
Balance at December 31, 2006	$16,946	517,000	$51,700	16,036,625	$16,037	$6,313,761	$(734,354)	$5,664,090

Noncontrolling interest at December 31, 2007	(12,352)	—	—	—	—	—	—	(12,352)

Stock option compensation expense	—	—	—	—	—	126,637	—	126,637

Accrued preferred stock dividends declared	—	—	—	—	—	—	(310,201)	(310,201)

Net loss, quarter ending December 31, 2007	—	—	—	—	—	—	(6,067,891)	(6,067,891)

Balance at December 31, 2007	$4,594	517,000	$51,700	16,036,625	$16,037	$6,440,398	$(7,112,446)	$(599,717)

See accompanying notes to consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006
	(As restated)
Cash flows from operating activities:
Net loss	$(6,067,891)	$(735,771)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	36,788	4,448
Impairment of Assets	3,046,196	—
Allowance for Bad Debt	258,601	—
Minority interest	(12,352)	16,946
Stock option compensation expense	126,637	20,372
Changes in operating assets and operating liabilities:
Cash restricted to project development	—	258,818
Construction in progress	(2,913,063)	(1,097,728)
Real estate held for sale	(11,970,630)	2,076,049
Land held for development	6,429,119	(6,822,790)
Accounts receivable	(2,125,129)	73,795
Deposits and Prepaids	17,879	(47,471)
Accounts payable and accrued liabilities	348,425	161,023
Income tax assets and liabilities	296,268	(339,301)
Unearned revenue	385,173	137,668
Indebtedness to related party	—	754,750

Net cash (used in) operating activities	(12,143,979)	(5,539,192)

Cash flows from investing activities:
Proceeds from repayment of notes recievable	1,348,513	932,260
Issuance of notes recievable	(1,971,670)	(1,018,424)
Payments for property and equipment	(63,153)	(61,812)
Security deposit	—	(10,000)

Net cash (used in) provided by investing activities	(686,310)	(157,976)

Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	—	6,204,000
Preferred stock dividends paid	(311,900)	(79,887)
Proceeds from related party loans	19,558,482	5,214,340
Repayment of related party loans	(10,987,381)	(8,967,864)
Proceeds from note payable	12,070,849	8,551,414
Repayment of note payable	(6,561,581)	(4,313,893)
Proceeds of lease obligation	—	6,002

Net cash provided by financing activities	13,768,469	6,614,112

Net change in cash	938,180	916,944

Cash and cash equivalents, beginning of the period	1,097,440	180,496

Cash and cash equivalents, end of the period	$2,035,620	$1,097,440

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$273,625	$1,155,680

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$78,187	$79,887

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
Minority Interest in Consolidated Subsidiaries
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
AARD Esterra Mesa 1,2,3 & 4, LLC’s
In October 2006, we purchased approximately 3.75 acres of commercial property in Mesa, AZ, which are intended to be subdivided into four separate commercial sites. On March 19, 2007, through four subsidiaries, AARD Esterra Mesa 1, LLC, AARD Esterra Mesa 2, LLC, AARD Esterra Mesa 3, LLC and AARD Esterra Mesa 4, LLC (collectively, “Esterra Mesa 1-4”), we entered into an arrangement with Esterra Development LLC (“Esterra”) an unaffiliated developer of commercial properties. We intend to obtain leases and develop the sites. Esterra owns 49%, and AARD owns 51% of Esterra Mesa 1-4. While our partner is still actively working on obtaining leases for the property, due to the time involved with this project, we have begun to review alternatives including selling our interest in the project.
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

(8) Income Taxes (as restated)
Footnote 1 Income Taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.
A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
The Company does not have any operations outside of the United States.
(8) Income Taxes
Income tax expense (benefit) attributable to income (loss) before income taxes consists of (in thousands):

	2007	2006
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	253	(276)
State	37	(40)

	290	(316)

Income tax expense (benefit)	$290	$(316)

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	2007	2006

Computed expected tax expense (benefit)	$(1,965)	$(276)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(289)	(40)
Nondeductible differences	5	—
Change in valuation allowance	2,539	—
Preferred Stock Conversion Expense	—	—
Other, net	—	—

Income tax expense (benefit)	$290	$(316)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2007	2006

Impairment of asset	$802	$—
Net operating loss and carry-forwards	1,848	534
Partnership income	130	—
Origination Fee Income	(85)	(85)
Fixed Assets	(23)	(26)
Other temporary differences	(67)	(66)

	2,606	358
Valuation Allowance	(2,606)	(68)

Total net deferred tax assets	$—	$290

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
At December 31, 2007, the Company has unrestricted net operating loss carryforwards in the United States for federal income tax purposes of approximately $4.7 million. These loss carryforwards are expected to expire beginning after 2025.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The majority of our NOL carryforwards will expire through the year 2028. As of December 31, 2007, the Company has a valuation allowance of approximately $2.6 million.
The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company’s financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. As of December 31, 2007, the Company concluded it did not have any uncertain tax benefits.
The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.
The Company files tax returns in the United States. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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
Vectra Bank Senior Credit Facility

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
(18) Restatement
The Company has restated its December 31, 2007 financial statements to correct an error in accounting for an allowance of our deferred tax asset. As of December 31, 2007 the Company did not recognize any allowance against its deferred tax asset. Originally, we determined that the weighted evidence presented did not support a conclusion to record an allowance against our deferred tax asset. After reviewing the evidence that was available for the period in question, we concluded that we had under weighted certain factors such as our four year cumulative loss position, our anticipated losses in the upcoming years and our going-concern issues and we had over weighted the fact that realization of our deferred tax asset is dependant on a turn around in operating profitability. Given these factors, we concluded that it was appropriate to record a full deferred tax allowance as of December 31, 2007.
The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s Form 10-KSB for the period ended December 31, 2007.

The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s Form 10-KSB for the period ended December 31, 2007.
Consolidated Balance Sheet
December 31, 2007

	As
	Previously
	Reported	Adjustment	As Restated
Deferred tax asset	$1,143,334	$(1,143,334)	$—
Current tax asset	$965,498	$(965,498)	$—
Total assets	$29,674,530	$(2,108,832)	$27,565,698
Retained earnings	$(5,003,614)	$(2,108,832)	$(7,112,446)
Total shareholders equity	$1,509,115	$(2,108,832)	$(599,717)
Total liabilities and shareholders’ equity	$29,674,530	$(2,108,832)	$27,565,698
Consolidated Statement of Operations
For the Year Ended December 31, 2007

	As
	Previously
	Reported	Adjustment	As Restated
Income tax provision	$(1,819,149)	$2,108,832	$289,683
Loss before minority interest	$(3,525,699)	$(2,108,832)	$(5,634,531)
Net loss	$(3,959,059)	$(2,108,832)	$(6,067,891)
Comprehensive lose applicable to common	$(4,269,260)	$(2,108,832)	$(6,378,092)
Basic and diluted loss per common share	$(0.27)	$(0.13)	$(0.40)
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2007

	As
	Previously
	Reported	Adjustment	As Restated
Net loss, for the year ended December 31, 2007	$(3,959,059)	$(2,108,832)	$(6,067,891)
Balance at December 31, 2007	$1,509,115	$(2,108,832)	$(599,717)
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2007

	As
	Previously
	Reported	Adjustment	As Restated
Net loss	$(3,959,059)	$(2,108,832)	$(6,067,891)
Accounts payable and accrued liabilities	$356,727	$(8,302)	$348,425
Income tax assets and liabilities	$(1,812,564)	$2,108,832	$296,268
Net cash (used in) operating activities	$(12,135,677)	$(8,302)	$(12,143,979)
Repayment of lease obligation	$(8,302)	$8,302	$—
Net cash provided by financing activities	$13,760,167	$8,302	$13,768,469

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
Changes in Internal Control over Financial Reporting
We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-KSB.
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

ITEM 10. EXECUTIVE COMPENSATION.
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
Senior VP Operations

(1)
Ms. Schmitt became our President and CEO on August 7, 2006 and receives a salary of $235,000 per year and is eligible for an annual bonus by our Board of Directors. On November 8, 2006, Ms Schmitt was granted options to purchase 250,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next four years. In addition as part of her employment agreement, Ms. Schmitt received an $80,000 bonus on March 30, 2007. Ms. Schmitt resigned on February 27, 2008.

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

Total compensation paid to our directors during 2007 was:
DIRECTOR COMPENSATION

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

G. Brent Backman	8,000	—	9,690	—	—	—	17,690
Eric Balzer	6,500	—	9,690	—	—	—	16,190
Joseph Zimlich	8,000	—	9,690	—	—	—	17,690
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

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)(2)	Class

G. Brent Backman (3)	10,781,435	67.2%
700 Seventeenth Street, Suite 1200 Denver, Colorado 80202

BOCO Investments, LLC (4)	-0-
103 West Mountain Ave. Fort Collins, Colorado, 80524

Sarmat, LLC (5)	3,291,500	20.5%
103 West Mountain Ave. Fort Collins, Colorado, 80524

Ann L. Schmitt (6)	64,110	0.4%
700 Seventeenth Street, Suite 1200 Denver, Colorado 80202

James W Creamer III (7)	50,800	0.3%
700 Seventeenth Street, Suite 1200 Denver, Colorado 80202

Joseph Zimlich (8)	56,550	0.4%
103 West Mountain Ave. Fort Collins, Colorado, 80524

Eric Balzer (9)	225,000	1.4%
700 Seventeenth Street, Suite 1200 Denver, Colorado 80202

Terry Thompson (10)	-0-	0.0%
700 Seventeenth Street, Suite 1200 Denver, Colorado 80202

All Officers and Directors	11,177,895	70%
As a Group (six persons)

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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
On October 25, 2007 we obtained a temporary line of credit from BOCO Investments to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth quarter projects. The line carried an interest rate equal to the higher of 11% or the 90 day average of the 10 year U.S. Treasury Note plus 650 basis points. We utilized $1,150,000 from this line which was repaid by the January 23, 2008 maturity.
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:

(a)	(1)	FINANCIAL STATEMENTS

	(2)	SCHEDULES

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number		Description

3.1	*	Articles of Incorporation

3.2	*	Bylaws

3.3	*	Articles of Amendment to Articles of Incorporation

10.26	*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	*	List of Subsidiaries

31.1		Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1		Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
(b)	Reports on Form 8-K.
We filed three reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2007. The reports were filed on 10/11/2007; 10/31/2007; and 12/27/2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
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

CAPTERRA FINANCIAL GROUP, INC., formerly known as ACROSS AMERICA REAL ESTATE CORP.
Dated: APRIL 15, 2009	By:	/s/ James W. Creamer III
James W. Creamer III
President, Chief Executive Officer Chief Financial Officer, Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: APRIL 15, 2009	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: APRIL 15, 2009	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: APRIL 15, 2009	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1	*	Articles of Incorporation

3.2	*	Bylaws

3.3	*	Articles of Amendment to Articles of Incorporation

10.26	*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	*	List of Subsidiaries

31.1		Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1		Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.