Form 10-K
period 2008-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-04-15
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2008
Commission File No. 0-50764
CapTerra Financial Group, Inc.
(Exact Name of Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction of incorporation)	(IRS Employer File Number)

1440 Blake Street, Suite 310
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act:
None

Securities to be Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 per share par value
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.

Registrant’s revenues for its most recent fiscal year were $4,799,708. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of April 9, 2008 was approximately $95,960. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, April 9, 2009, was 23,602,614.
FORM 10-K
CapTerra Financial Group, Inc.
INDEX

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
NARRATIVE DESCRIPTION OF THE BUSINESS
General
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
Organization
As of April 9, 2009 we are comprised of one corporation with thirty two subsidiaries. Because we create a separate subsidiary for each project we intend to develop and hold each subsidiary for a period of time after the development activity is complete, we have continued to grow the number of subsidiaries we consolidate into the corporation.
We file under the Securities Exchange Act of 1934 (the “1934 Act”) on a voluntary basis because we plan to engage in equity and/or debt financing in the foreseeable future and believe that our fund raising will be enhanced by having a record of regular disclosure under the 1934 Act. We have no plans in the foreseeable future, under any circumstances, to terminate our registration under the 1934 Act.
OPERATIONS
We act as a co-developer, including as a financier, to develop build-to-suit real estate projects for specific retailers and other tenants who sign long-term leases for use of the property. Our primary source of revenue is from profits we receive upon the sale of our projects upon completion; however we also receive revenue from preferred dividends on our invested capital in projects, management fees we charge to our projects and rental income from our completed projects before their disposition. In addition, we may share in certain revenues directly related to our projects with our development partners such as development fees and leasing and sales commissions.
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
We are currently focused on the development of build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. We operate primarily in the sale-leaseback market whereby the retailers sign long term leases prior to development and our majority-owned subsidiary constructs the project with the intent of selling the property to third party investors upon project completion. Over the past few years we have had development activities Arizona, California, Colorado, Florida, Georgia, Indiana, Kansas, South Carolina, Texas, Utah, Nevada and Washington.
To date our projects have included Advanced Auto Parts, Starbuck’s, Fed Ex Kinko’s, Champps Americana, Boston Pizza, Goddard Schools, AT&T Wireless, Aspen Dental, IHOP Restaurant, Lone Star Steakhouse & Saloon, Grease Monkey, Family Dollar Stores, and Checker Auto Parts. We have generally acquired our projects through the relationships of our development partners.
In 2008, we intended to significantly expand our business model in order to take advantage of changed market opportunities and more efficiently and profitably deploy our capital going forward. We broadened our target property types beyond small-box, single-tenant retail to include office, industrial, multi-family, multi-tenant retail, hospitality and select land transactions. In addition, we expanded our financial product offerings to focus on preferred equity, mezzanine debt and high yield bridge loans. Although we believe this strategy will fit well with our strategy of forming joint ventures for development, we recently pushed back our growth strategy in order to focus on the disposition of our legacy portfolio and the conservation of cash.

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
Funding:
We have generally had two major sources of capital, subordinated debt and equity from our two major shareholders, GDBA Investments, LLLP and BOCO Investments LLC, and senior debt through our two major bank relationships, Vectra Bank Colorado and United Western Bank.
Subordinated Notes:
As of December 31, 2008, we had $7,500,000 in subordinated debt notes with GDBA Investments and $13,250,000 in subordinated notes with BOCO Investments LLC. This subordinated debt is contained within several separate notes with GDBA and BOCO and each note has different terms and maturities. We continue to utilize these subordinate debt facilities to fund the majority of our business.
On June 30, 2008, we converted $3 million in subordinated notes and 250,000 shares of convertible preferred equity held by GDBA Investments to 10,344,828 shares of our common stock and simultaneously converted $3 million in subordinated notes and 250,000 shares of convertible preferred equity held by BOCO Investments LLC to 18,750,000 shares of our common stock. Subsequent to the 1-for-2 reverse split we completed on July 20, 2008 GDBA Investments held 10,922,046 shares of our common stock and BOCO Investments held 9,736,379 shares of our common stock.
Senior Credit Facilities:
Vectra Bank:
On April 25, 2005, we entered into a $10,000,000 Senior credit facility with Vectra Bank of Colorado (“Vectra Bank”). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Vectra Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to the 30-day LIBOR plus 2.25%. Each note under the facility is for an amount, as determined by Vectra Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Vectra Bank retains a First Deed of Trust on each property financed and the facility has the personal guarantees of GDBA and its owners.

This facility is renewable annually. On March 27, 2008, we executed the Third Amendment to our Credit Agreement extending the expiration of the facility to May 31, 2009. While the terms and conditions were modified slightly, they are not materially different than the original agreement from 2005. Any construction issued prior to the expiration date of the Credit Agreement, will survive the expiration of the facility and will be subject to its individual term as outlined in the Credit Agreement.
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
We did not renew this facility in May 2008 when it matured, although notes issued while the facility existed were still subject to their full one-year maturity and extension provisions as prescribed under the agreement. As of December 31, 2008 we had two construction notes that were issued under the facility and had not yet matured. We also had a separate one year note approved and issued on December 1, 2008 for $2,340,000 for a completed project that is currently for sale.
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
EMPLOYEES
We have four fulltime employees. All are in our corporate headquarters in Denver, Colorado. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. None of our employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.
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
Our investor relations department can be contacted at our principal executive office located at our principal office 1440 Blake Street, Suite 310, Denver, Colorado 80202. Our phone number at our headquarters is (303) 893-1003 and our website is www.capterrafinancialgroup.com.
Item 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR THREE MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2008 were $4,799,708. We had a net loss of $14,710,593 for the fiscal year ended December 31, 2008. Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $6,067,891 for the fiscal year ended December 31, 2007. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
BECAUSE WE HAVE RECURRING LOSSES, HAVE USED SIGNIFICANT CASH IN SUPPORT OF OUR OPERATING ACTIVITIES, HAVE A LIMITED OPERATING HISTORY AND ARE RELIANT UPON FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
For our audit dated December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of recurring losses, the use of significant cash in support of our operating activities, our limited operating history and our reliance upon funding commitments with two significant shareholders. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA Investments, LLC (“GDBA”), and BOCO Investments, LLC (“BOCO”) a private Colorado limited liability company. Each has provided us with funding through a $10 million subordinated debt vehicle and a $3 million preferred convertible equity. In addition, BOCO has recently extended a $3,000,000 term loan to us to facilitate the timing of the origination and completion of our fourth quarter projects. We would be unable to fund any projects if we lose our current funding commitment from these shareholders. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA. In any case, we expect to rely upon both GDBA and BOCO for funding commitments for the foreseeable future.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of December 31, 2008, we had total indebtedness under our various credit facilities of approximately $28 million. Our indebtedness could have important consequences to you. For example, it could:
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

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of December 31, 2008, we had approximately $10,500,000 available to us for additional borrowing of our $30.3 million in total capacity under various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.

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
On December 31, 2008 we were in violation of the covenant in our subordinated debt agreements with GDBA and BOCO prohibiting losses in any one quarter in excess of $1 million. Both GDBA and BOCO granted us waivers for these covenant violations.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT.
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $8,000,000 in this fiscal year and may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
WE MAY NOT BE ABLE TO MANAGE OUR POTENTIAL GROWTH.
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
WE HAVE A LACK OF INDEPENDENT DIRECTORS.
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
THERE IS POTENTIAL TO HAVE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.
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
OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly James W. Creamer, III, our President, and Chief Financial Officer, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Creamer. We have not obtained key man life insurance on the lives of any of these individuals.
THERE IS A LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.
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
As restrictions end on the resale of our common stock, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.
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

ITEM 2. DESCRIPTION OF PROPERTY.
Our executive offices are currently located at 1440 Blake Street, Suite 310, Denver, Colorado 80202. We lease this office space from an affiliated party, GDBA Investments, LLC, on a month-to-month lease, at a monthly rent of $1,400 per month.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market

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
The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2008 and 2007.

	Closing Price
2008	High	Low
First Quarter	$2.40	$1.20
Second Quarter	$1.20	$.80
Third Quarter	$2.00	$.40
Fourth Quarter	$1.50	$.90

	Closing Price
2007	High	Low
First Quarter	$11.50	$3.80
Second Quarter	$6.00	$3.20
Third Quarter	$5.50	$3.10
Fourth Quarter	$3.50	$2.12
On April 9, 2009, the closing price of our common stock in the OTC Bulletin Board was $0.12 per share and we had no trading volume that day.
Approximate Number of Holders of Common Stock
As of the date hereof, a total of 23,602,614 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was 97.
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
Stock Transfer Agent
The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado. Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.
Dividend Policy
We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.
A smaller reporting company is not required to provide the information in this Item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.
Forward-Looking Statements
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.
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

RECENT DEVELOPMENTS
In 2008, we intended to significantly expand our business model in order to take advantage of changed market opportunities and more efficiently and profitably deploy our capital going forward. We broadened our target property types beyond small-box, single-tenant retail to include office, industrial, multi-family, multi-tenant retail, hospitality and select land transactions. In addition, we expanded our financial product offerings to focus on preferred equity, mezzanine debt and high yield bridge loans.
This expanded model focuses on investing in higher-quality, more experienced developers, owners and operators. These target partners typically have equity capital to invest and are able to secure senior debt for their projects, but require additional capital, particularly in today’s capital market environment, to bridge the gap between senior debt and their available equity. We seek to fill this gap with preferred equity or mezzanine debt. While we intend to continue to provide up to 100% of a project’s required equity, typically our partner is contributing a meaningful amount of capital to the project. These preferred equity and mezzanine structures allow us to invest in larger transactions, with higher quality partners, at lower risk but higher risk-adjusted returns than transactions in which we have previously invested.
We are also focused on select high-yield bridge loans, whole loan acquisitions, and limited partnership interest acquisitions. Particularly in the near term, we see excellent opportunities in these areas as a result of volatile capital market conditions. Given our more nimble investment parameters and processes, we are well positioned to take advantage of such opportunities.
Our expanded strategy has required a re-tooling of our staff to incorporate a broader set of investment and product-type experience. With our refocused investment strategy, we are also able to deploy more capital with less staff, particularly in our operations and deal origination groups. Accordingly, we have reduced our staff from fifteen full time employees on December 31, 2007 to eight full time employees as of December 31, 2008. Our plan is to remain a streamlined organization with greater efficiencies and cost savings.
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
We also changed the name of our company to CapTerra Financial Group, Inc. This name change reflects an effort to present a fresh face to our target market and to re-brand as a more flexible company. Our re-branding effort also includes a redesigned website and increased focus on marketing and messaging materials.
While we believe there continues to be significant opportunities created by the tightened credit markets, in January 2009 we made the strategic decision to take a measured approach to our growth in these markets. Rather than simultaneously working on disposing of our legacy deal portfolio, raising additional capital and pursuing new deals, we have chosen to focus on the liquidation of our existing portfolio first, freeing up existing invested capital, and then moving forward with our growth plan and actively pursuing deals. By taking this approach we can more efficiently allocate our resources and conserve cash while we free up existing capital new deal. This approach also requires a significantly smaller staff during the initial phase. In January 2009 we decreased our staff to four individuals and moved into a smaller office facility that we sub-lease, substantially decreasing our operating expenses.
Our principal business address is 1440 Blake Street, Suite 310, Denver, Colorado 80202.
We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations
The following discussion involves our results of operations for the years ending December 31, 2008 and December 31, 2007.
Our revenues for the year ended December 31, 2008 were $4,799,708 compared to $17,875,858 for the year ended December 31, 2007. Our project sales revenues for the year ended December 31, 2008 were $4,381,723 compared to $17,171,469 for the year ended December 31, 2007. We sold three projects for the year ended December 31, 2008 totaling $4,381,723 compared to four projects totaling $17,171,469 for the year ended December 31, 2007. We anticipate project sales will increase over the next several years as we sell current properties available for sale. Rental income for the year ended December 31, 2008 was $293,476 compared to $232,408 for the year ended December 31, 2007. We had management fees for the year ended December 31, 2008 of $19,584 compared to $362,981 for the year ended December 31, 2007. We had financing activities totaling $104,925 for the year ended December 31, 2008 compared to $109,000 for the year ended December 31, 2007.
We recognize cost of sales on projects during the period in which they are sold. We had $4,349,585 of cost of sales for the year ended December 31, 2008 compared to $16,053,131 for the year ended December 31, 2007. The Company’s cost of sales likely will increase along with revenues as existing projects are sold.
Selling, general and administrative costs were $2,590,925 for the year ended December 31, 2008 compared to selling, general and administrative costs of $3,134,835 for the year ended December 31, 2007. We continue to actively manage our selling, general and administrative expense although it will likely increase as we re-staff key positions.
For the year ended December 31, 2008 the Company recognized $629,283 in bad debt expense related to an allowance booked for “Deposits held by affiliates” to cover any promissory notes and interest not paid back to the Company and $2,518,750 conversion expense related to our two largest shareholders converting debt and preferred stock to common stock in June 2008. We recognized $258,601 in bad debt expense and $-0- conversion expense for the year ended December 31, 2007.
For the year ended December 31, 2008 our deferred tax asset was $ -0- that consisted of $7,337,000 of deferred taxes and a matching amount of $7,337,000 for the tax allowance. We recognized a $2,606,000 deferred tax asset and a matching deferred tax allowance for a balance of $ -0- as of December 31, 2007 (as restated).
During the year ended December 31, 2008 we recognized an impairment charge totaling $8,030,002 compared to $3,046,196 for the year ended December 31, 2007. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a yearly basis.
We had a net loss of $14,710,593 for the year ended December 31, 2008 compared to a net loss of $6,067,891 for the year ended December 31, 2007. Net loss available to common shareholders, after preferred stock dividends was $14,865,268 for the year ended December 31, 2008 compared to $6,378,092 for the year ended December 31, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents, were $2,383,740 on December 31, 2008 compared to $2,035,620 on December 31, 2007.
Cash used in operating activities was $8,014,997 for the year ended December 31, 2008 compared to cash used in operating activities of $12,143,979 for the year ended December 31, 2007. This change was primarily the result of fewer projects under construction in the current period in addition to a large account receivable from a property sold in December 2007, which was collected in January 2008. We anticipate our cash used in operating activities to decline substantially during the next several quarters as we focus on the disposition of our properties held for sale Cash provided by investing activities increased to $376,088 for the year ended December 31, 2008 compared to cash used in investing activities of $686,310 for the year ended December 31, 2007. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. We had several promissory note repayments for the year ended December 31, 2008.

Cash provided by financing activities was $7,987,030 for the year ended December 31, 2008 compared to $13,768,469 for the year ended December 31, 2007. We anticipate our cash provided by financing activities will decline substantially during the next several quarters as we focus on the disposition of our properties held for sale. As of December 31, 2008 we had $500,000 of availability on our Senior Subordinated Notes. We also had availability of $10,000,000 on our Senior Credit Facilities as of December 31, 2008.
Based on our cash balance and our availability on our Senior Subordinated Notes as of December 31, 2008, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next three months. Over the next twelve months, we will likely require approximately $1 million to fund our operations. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
A smaller reporting company is not required to provide the information in this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
CapTerra Financial Group, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of CapTerra Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapTerra Financial Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner & Hottman PC

April 14, 2009
Denver, Colorado

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Across America Real Estate Corp.

We have audited the accompanying consolidated balance sheet of Across America Real Estate Corp. as of December 31, 2007, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006 (not separately included herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Cordovano and Honeck LLP
Englewood, Colorado
March 25, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
CapTerra Financial Group, Inc.
Consolidated Balance Sheets
For the years ended December 31, 2008 and 2007

	2008	2007
		(As Restated)

Assets
Cash and Equivalents	$2,383,740	$2,035,620
Deposits held by an affiliate	—	940,880
Accounts and notes receivable, net	2,562,089	2,156,959
Property and equipment, net of accumulated depreciation	39,432	112,918
Real estate held for sale	17,333,027	14,398,602
Construction in progress	—	2,484,179
Land held for development	—	5,388,089
Deposits and prepaids	52,436	48,451

Total assets	$22,370,724	$27,565,698

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable	$38,414	$269,726
Accrued liabilities	128,944	409,066
Dividends payable	—	78,187
Senior subordinated note payable, related parties	20,802,247	7,000,000
Senior subordinated revolving note, related parties	—	14,169,198
Note payable	7,330,652	5,716,397
Unearned Revenue	—	522,841

Total liabilities	28,300,257	28,165,415

Minority interest	—	4,594

Shareholders’ deficit
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding December 31, 2007, -0- shares issued and outstanding December 31, 2008	—	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 8,018,313 shares issued and outstanding December 31, 2007 23,602,614 shares issued and outstanding December 31, 2008	23,603	8,018
Additional paid-in-capital	16,024,577	6,448,417
Accumulated deficit	(21,977,713)	(7,112,446)

Total shareholders’ deficit	(5,929,533)	(599,717)

Total liabilities and shareholders’ deficit	$22,370,723	$27,565,698

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007

	2008	2007
		(As Restated)

Revenue:
Sales	$4,381,723	$17,171,469
Financing activities	104,925	109,000
Rental income	293,476	232,408
Management fees	19,584	362,981

Total revenue	4,799,708	17,875,858

Operating expenses:
Cost of sales	4,349,585	16,053,131
Impairment loss on real estate	8,030,002	3,046,196
Bad debt	629,283	258,601
Conversion expense	2,518,750	—
Selling, general and administrative	2,590,925	3,134,835

Total operating expenses	18,118,545	22,492,763

Loss from operations	(13,318,837)	(4,616,905)

Non-operating expense:
Interest income	9,543	16,592
Loss on fixed assets	(50,265)	—
Interest expense	(1,324,805)	(742,965)
Other income (expense)	(17,618)	(1,570)

Loss before income taxes and minority interest	(14,701,982)	(5,344,848)

Income tax provision	8,611	289,683

Loss before minority interest	(14,710,593)	(5,634,531)
Minority interest	—	433,360

Net loss	$(14,710,593)	$(6,067,891)

Preferred stock dividends	(154,675)	(310,201)

Net loss available to common shareholders	$(14,865,268)	$(6,378,092)

Basic and diluted loss per common share	$(0.94)	$(0.80)

Basic and diluted weighted average common shares outstanding	15,810,463	8,018,313

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the years ended December 31, 2008 and 2007

		Preferred Stock		Common Stock		Additional
	Minority		Par		Par	Paid-in	Accumulated
	Interest	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance at December 31, 2006	$16,946	517,000	$51,700	8,018,313	$8,018	$6,321,780	$(734,354)	$5,664,090

Minority interest at December 31, 2007	(12,352)	—	—	—	—	—	—	(12,352)

Stock option compensation expense	—	—	—	—	—	126,637	—	126,637

Accrued preferred stock dividends declared	—	—	—	—	—	—	(310,201)	(310,201)

Net loss, year ending December 31, 2007	—	—	—	—	—	—	(3,959,059)	(3,959,059)

Balance at December 31, 2007 as originally stated	$4,594	517,000	$51,700	8,018,313	$8,018	$6,448,417	$(5,003,614)	$1,509,115
Adjustments due to restatement (note 14)	—						(2,108,832)	(2,108,832)

Balance at December 31, 2007 as adjusted	$4,594	517,000	$51,700	8,018,313	$8,018	$6,448,417	$(7,112,446)	$(599,717)

Minority interest at December 31, 2008	(4,594)	—	—	—	—	—	—	(4,594)

Stock option compensation expense	—	—	—	—	—	48,710	—	48,710

Accrued preferred stock dividends declared	—	—	—	—	—	—	(154,674)	(154,674)

Debt and equity recapitalization	—	(517,000)	(51,700)	15,584,301	15,585	9,527,450	—	9,491,335

Net loss, for the year ending December 31, 2008	—	—	—	—	—	—	(14,710,593)	(14,710,593)

Balance at December 31, 2008	$—	—	$—	23,602,614	$23,603	$16,024,577	$(21,977,713)	$(5,929,533)

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	2008	2007
		(As Restated)
Cash flows from operating activities:
Net loss	$(14,710,593)	$(6,067,891)
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	8,611	—
Depreciation	84,882	36,788
Impairment of assets	8,030,002	3,046,196
Allowance for bad debt and write-off of assets	(9,014)	258,601
Note receivable allowance	638,297	—
Conversion expense	2,518,750	—
Stock option compensation expense	48,709	126,637
Minority interest	(4,594)	(12,352)
Conversion of dividends
Changes in operating assets and operating liabilities:
Construction in progress	2,484,179	(2,913,063)
Real estate held for sale	(10,964,427)	(11,970,630)
Land held for development	5,388,089	6,429,119
Accounts receivable	(481,016)	(2,125,129)
Deposits and prepaids	(3,985)	17,879
Accounts payable and accrued liabilities	(511,435)	348,425
Income tax assets and liabilities	(8,611)	296,268
Unearned revenue	(522,841)	385,173

Net cash (used in) operating activities	(8,014,997)	(12,143,979)

Cash flows from investing activities:
Cash collections on notes receivable	449,925	1,348,513
Issuance of notes receivable	(62,442)	(1,971,670)
Cash paid for property and equipment	(11,396)	(63,153)

Net cash provided by (used in) investing activities	376,088	(686,310)

Cash flows from financing activities:
Preferred stock dividends paid	(78,187)	(311,900)
Proceeds from issuance of subordinated notes — related parties	22,436,928	19,558,482
Repayment of subordinated notes — related parties	(15,985,966)	(10,987,381)
Proceeds from issuance of notes payable	3,991,948	12,070,849
Repayment of notes payable	(2,377,693)	(6,561,581)

Net cash provided by financing activities	7,987,030	13,768,469

Net change in cash	$348,120	$938,180

Cash and cash equivalents, beginning of the period	$2,035,620	$1,097,440

Cash and cash equivalents, end of the period	$2,383,740	$2,035,620

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$7,522	$—

Interest	$1,406,786	$273,625

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$6,817,913	$78,187

* Conversion of accrued dividends to common stock	$154,674	$—

* Conversion of subordinated debt and accrued interest to common stock

*	During 2008, the Company converted preferred stock of $51,700 and related party notes payable of $6,972,587 into common stock. The Company issued 31,169 of common stock upon conversion.
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
One-For-Two Reverse Stock Split
On June 30, 2008, as permitted under Colorado corporate law, a majority of our shareholders approved a reverse split of our Common Shares. The record date as set by the Board of Directors was July 20, 2008. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each two Old Common Shares held, thus effecting a one-for-two reverse stock split. There was no change in the par value of the Common Shares. All share and per share amounts shown in the consolidated financials have been adjusted to reflect this split.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at December 31, 2008:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

State & 130th, LLC	51%
South Glen Eagles Drive, LLC	51%
Hwy 46 and Bluffton Pkwy, LLC	51%
AARD LECA LSS Lonestar, LLC	51%
AARD LECA VL1, LLC	51%
AARD-Charmar Greeley, LLC	51%
AARD-Charmar Greeley Firestone, LLC	51%
Buckeye AZ, LLC	51%
AARD 5020 Lloyd Expy, LLC	51%
AARD-Cypress Sound, LLC	51%
AARD NOLA St Claude, LLC	51%
AARD ORFL FD Goldenrod, LLC	51%
AARD Esterra Mesa 1, LLC	51%
CapTerra Fund I, LLC	100%
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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. During the year ended December 31, 2007 and December 31, 2008 the Company recorded impairment losses totaling $3,046,196 and $8,030,002. These estimates directly affect the Company’s financial statements, and any changes to the estimates could materially affect the Company’s reported assets and net income.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of December 31, 2008.
Accounts and Notes Receivable
Accounts receivable consists of amounts due from the sale of real estate projects. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. As of December 31, 2008, we recognized a $75,895 allowance against a receivable recorded in 2008. The account is past due but is not considered uncollectable at this time. We will continue to evaluate the circumstances related to this transaction and take the appropriate actions to collect or write-off the account against the allowance.
During the course of acquiring properties for development, CapTerra Financial Group, Inc, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. This type of receivable we also use the allowance method. Since there is a potential for the deposits to become uncollectible, when the project is deemed to be a dead project, the Company will record an allowance and take the appropriate actions to collect or write-off the account against the allowance.
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
For the year ended December 31, 2008 the Company has recognized $358,692 in interest expense that was capitalized and $1,324,805 interest expensed directly to the Statement of Operations. Project interest expense is recorded on the balance sheet or statement of operations depending on the status of the project(s). For the year ended December 31, 2007 the Company has recognized $744,327 in interest expense that was capitalized and $742,965 interest expensed directly to the Statement of Operations.

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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of December 31, 2008 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements.
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
Minority Interest in Consolidated Subsidiaries
The minority interest in consolidated subsidiaries on the consolidated balance sheet represents the partners’ shares (other than CapTerra) of the net income of the subsidiaries since their inceptions. Minority interest in net income of consolidated subsidiaries in the consolidated statements of operations represent those partners’ shares of the net income of the subsidiaries.
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

At December 31, 2008, all prior outstanding Convertible Preferred Stock had been converted into common shares and all outstanding exercisable options were cancelled with the termination of our 2006 Incentive Compensation Plan. Therefore, there are no potentially dilutive instruments outstanding at December 31, 2008.
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
The Company currently relies on its majority shareholder, GDBA, and another significant shareholder, BOCO to provide a substantial amount of its debt and equity financing. In addition, the Company’s $10 million senior credit facility with Vectra Bank has been guaranteed by GDBA. The Company expects to rely upon both GDBA and BOCO for funding commitments in the foreseeable future.
Stock-Based Incentive Compensation Plans
On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’s financial statements for prior periods do not include the impact of SFAS 123(R).
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
The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
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
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not effect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning on or after November 15, 2007, and the adoption had no impact on the Company’s consolidated financial position and results of operations.
2) Current Development Projects
Current development projects are divided into two line items on our balance sheet, “land held for development” and “construction in progress”, which is made up of all hard costs, soft costs and financing costs that are capitalized into the project. As of December 31, 2008 we had no projects that we considered development projects. As of December 31, 2007 we had four projects totaling $7,872,268, which was comprised of $5,388,089 in “land held for development” and $2,484,179 of “construction in progress”. These properties are located in Indiana, Colorado, California and Louisiana.
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
As of December 31, 2008 we had twelve properties classified as real estate held for sale totaling $17,333,027 in costs, five of which were completed projects and seven of which were raw land currently being marketed for sale. The completed projects total $10,746,798 with tenants that include corporate lease and franchisees for Fed Ex Kinko’s, Starbucks, Cricket Wireless, Mexicali Cafe and Shell Oil and are in Arizona, Colorado, Louisiana, and California. Land that is currently for sale totals $6,586,229 and is located in Arizona, Colorado, Florida, California and South Carolina and Utah.

As of December 31, 2007 we had ten properties classified as real estate held for sale totaling $14,398,602 in costs, two of which were completed projects and eight of which were raw land currently being marketed for sale. The completed projects are in Utah, Arizona, Georgia, Florida, and South Carolina.
(4) Related Party Transactions
On December 31, 2008 our outstanding principal balances on our Senior Subordinated Notes and Subordinated Notes are summarized below:

	GDBA	BOCO	Total
Subordinated notes	$7,000,000	$13,265,000	$20,265,000
Accrued Interest	211,726	325,521	537,247

Total subordinated notes and interest	$7,211,726	$13,590,521	$20,802,247

GDBA Investments, LLC
On September 28, 2006, GDBA replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note.
The Senior Subordinated Note and the Senior Subordinated Revolving Note both mature on September 28, 2009 and carry a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points, which resets and is payable yearly. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facilities.
On April 14, 2007, we completed an additional private placement with GDBA consisting of $3 million in Subordinated Revolving Notes. The notes also carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points, which is payable and resets yearly. These notes were converted to common shares on June 30, 2008.
On June 30, 2008, GDBA, entered into an agreement with us to convert all of their Series A Convertible Preferred Stock, which totaled 250,000 shares in the aggregate, to Common Shares. GDBA received 2,586,207 Common Shares for its conversion. The Series A Convertible Preferred Stock was retired.
On June 30, 2008 GDBA agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. GDBA received 2,586,207 shares for this conversion.
A total of Seven Million Dollars ($7,000,000) of our remaining debt to GDBA each evidenced by a Senior Subordinated Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) and a Revolving Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) were converted into one Seven Million Dollar ($7,000,000) Revolving Note. The Seven Million Dollar ($7,000,000) Revolving Note matures on September 28, 2009. Each Senior Subordinated Note and old Revolving Note was canceled.
On June 30, 2008 we paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. GDBA received a total of 358,915 common shares for $482,589 in accrued but unpaid interest and dividends.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of six percent per annum. As of December 31, 2008 none of the note has been drawn.

As of December 31, 2008 we have $7,000,000 in principal and $211,726 in interest payable to GDBA.
Our executive offices are currently located at 1440 Blake Street, Suite 310, Denver, Colorado 80202. We lease this office space from GDBA, on a month-to-month lease, at a monthly rent of $1,400 per month.
BOCO Investments, LLC
On September 28, 2006, we completed a $10 million private placement with BOCO consisting of 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share and $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. Additionally Mr. Joseph Zimlich, BOCO’s Chief Executive Officer, purchased 17,000 shares of Series A Convertible Preferred Stock at $12.00 per share in his own name.
The Senior Subordinated Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. The Revolving Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 6% plus the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facilities.
On April 14, 2007, we completed an additional private placement with BOCO consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points, which is payable and resets yearly. These notes were converted to common stock on June 30, 2008.
On October 25, 2007 we obtained a temporary line of credit from BOCO to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth year projects. The line carried an interest rate equal to the higher of 6% plus the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. We utilized $1,150,000 from this line which was repaid in January, 2008.
On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 for a period of up to ninety days at an interest rate of six percent per annum. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA and BOCO have each agreed to subordinate their respective other credit agreements with us to this new promissory note. On September 2, 2008 BOCO extended the maturity of the note for an additional six-month period. As of December 30, 2008 $1,000,000 was drawn on this note.
On June 30, 2008, BOCO and Joseph C. Zimlich each entered into agreements with us to convert all of their Series A Convertible Preferred Stock, which totaled 267,000 shares in the aggregate, to Common Shares. BOCO received 4,687,500 Common Shares for its conversion. Mr. Zimlich received 312,500 Common Shares for his conversion. The Series A Convertible Preferred Stock was retired.
On June 30, 2008 BOCO agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. BOCO received 4,687,500 shares for this conversion.
A total of Seven Million Dollars ($7,000,000) of our remaining debt to BOCO each evidenced by a Senior Subordinated Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) and a Revolving Note in the amount of Three Million Five Hundred Thousand Dollars ($3,500,000) were converted into one Seven Million Dollar ($7,000,000) Revolving Note. The Seven Million Dollar ($7,000,000) Revolving Note matures on September 28, 2009. Each Senior Subordinated Note and old Revolving Note was canceled.
On June 30, 2008 we paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. BOCO received a total of 361,379 common shares for $484,932 in accrued but unpaid interest and dividends. Mr. Zimlich received a total of 4,093 common shares for $5,066 in accrued but unpaid dividends.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 for a period of up to six-months at an interest rate of six percent per annum. As of December 31, 2008, the full amount of the note has been drawn.

On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 for a period of up to six-months at an interest rate of nine percent per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement of even date on the Company’s membership interest in Esterra Mesa 1, LLC. As of December 31, 2008 the full amount of the note has been drawn and per the promissory note terms a $15,000 fee has been recorded.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 for a period of up to one year at an interest rate of six percent per annum. As of December 31, 2008 the full amount of the note has been drawn.
As of December 31, 2008 we have $13,265,000 in principal and $325,521 in interest payable to BOCO.
(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, the Company, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to the Company for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. The Company had $638,297 in earnest money deposits outstanding and an allowance for the full outstanding amount at December 31, 2008. These deposits were held by our development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum. In comparison the Company recorded $940,880 in earnest money deposits at December 31, 2007.
(6) Property and Equipment
The Company’s property and equipment consisted of the following at December 31, 2008:

Equipment	$23,277
Furniture and fixtures	17,396
Computers and related equipment	35,414
Software and intangibles	16,668

$92,755
less accumulated depreciation and amortization	(53,323)

$39,432

Depreciation expense totaled $34,617 and $36,788 for the twelve months ended December 31, 2008 and December 31, 2007 respectively. Additionally, on December 31, 2008 we recorded a $50,266 write-off of assets for certain software that will not be used going forward.
(7) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.

Stock Based Compensation
On November 8, 2006, the Company’s Board of Directors approved the issuance of options under the Corporation’s 2006 Incentive Compensation Plan (the “Plan”). Under the Plan, the Company is authorized to issue shares or options to purchase shares not to exceed 500,000 shares. Options granted shall not be exercisable more than ten years after the date of the grant. The exercise price of any option grant shall not be less than the fair market value of the stock price on the date of the grant.
The total amount of compensation calculated for the full amount of options granted is $465,923. We recognize compensation expense over the periods in which the options vest. For the year ended December 31, 2008, we recognized $48,710 in expense related to stock based compensation.
Effective December 4, 2008, our Board of Directors approved a new Equity Compensation Plan. A total of up to 2,700,000 common shares or options to purchase common shares may be issued under this Plan. At the same time, our Board of Directors terminated our 2006 Equity Compensation Plan. We plan to ask our shareholders to approve this 2008 Plan, as required under the Internal Revenue Code.
Stock option activity for the year ended December 31, 2008 is summarized as follows:

Options Outstanding
		Weighted	Weighted
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance, at December 31, 2007	214,375	3.44	3.9	—

Activity during 2008:
Granted	—	—	—	—
Expired/Cancelled	(214,375)	3.44	2.9
Forfeited	—
Exercised	—

Balance, at December 31, 2008	—	—	—	—

(8) Income Taxes
Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	2008	2007
Current:
Federal	$—	$—
State	9,000	—

	9,000	—

Deferred:
Federal	—	253,000
State	—	37,000

	—	290,000

Income tax expense (benefit)	$9,000	$290,000

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2008	2007

Computed expected tax expense (benefit)	$(4,999,000)	$(1,965,000)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(726,000)	(289,000)
Nondeductible differences	2,000	5,000
Change in valuation allowance	4,731,000	2,539,000
Preferred Stock Conversion Expense	982,000	—
Terminated Stock Option Plan	19,000	—

Income tax expense (benefit)	$9,000	$290,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2008	2007

Impairment of asset	$3,910,000	$802,000
Net operating loss and carry-forwards	3,147,000	1,849,000
Allowance for Doubtful Accounts	305,000	—
Partnership income	130,000	130,000
Origination Fee Income	(85,000)	(85,000)
Fixed Assets	(3,000)	(23,000)
Other temporary differences	(67,000)	(67,000)

	7,337,000	2,606,000
Valuation Allowance	(7,337,000)	(2,606,000)

Total net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
At December 31, 2008, the Company has unrestricted net operating loss carryforwards in the United States for federal income tax purposes of approximately $8.1 million. These loss carryforwards are expected to expire beginning after 2025.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The majority of our NOL carryforwards will expire through the year 2028. As of December 31, 2008, the Company has a valuation allowance of approximately $ 7.3 million.
The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company’s financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. As of December 31, 2008 and 2007, the Company concluded it did not have any uncertain tax benefits.
The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.
The Company files tax returns in the United States. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

(9) Minority Interests
Following is a summary of the minority interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/ accrued for	Balance
	December 31, 2007	Minority Interest	Minority Interest	December 31, 2008

Cypress	$4,594	$—	$4,594	$—

Total	$4,594	$—	$4,594	$—

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
As of December 31, 2008, we had no outstanding notes under this facility.
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

We did not renew this facility on May 7, 2008 when it matured, although notes issued while the facility existed were still subject to their full one-year maturity and extension provisions as prescribed under the agreement.
As of December 31, 2008, we had two outstanding notes under this facility with a principal amount totaling $4,820,870. Total interest accrued through December 31, 2008 was $317,795. In addition on December 1, 2008, independent of our credit facility, we were issued a one year note for $2,340,000 to finance a completed project that is currently available for sale.
(12) Impairment of Assets
We invest significantly in real estate assets. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements. The Company engages real estate brokers to assist in determining the estimated selling price. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down an asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell.
In the Company’s valuation of its impairment on real estate, level 2 inputs were utilized to determine the fair value of those assets.
We recognized $8,030,002 of impairments for the year ended December 31, 2008 and $3,046,196 for the year ended December 31, 2007.
(13) Notes Receivable
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed and had a term of six months with the ability to extend for an additional six months. The note is secured by a first mortgage on two of the properties. As of December 31, 2008, $2,343,732 was drawn on the note.
(14) Restatement
The Company has restated its December 31, 2007 financial statements to correct an error in accounting for an allowance of our deferred tax asset. As of December 31, 2007 the Company did not recognize any allowance against its deferred tax asset. Originally, we determined that the weighted evidence presented did not support a conclusion to record an allowance against our deferred tax asset. After reviewing the evidence that was available for the period in question, we concluded that we had under weighted certain factors such as our four year cumulative loss position, our anticipated losses in the upcoming years and our going-concern issues and we had over weighted the fact that realization of our deferred tax asset is dependant on a turn around in operating profitability. Given these factors we concluded that it was appropriate to record a full deferred tax allowance for the fiscal year ended December 31, 2007.
“Previously Reported” represent those amounts included in the Company’s Form 10-KSB for the period ended December 31, 2007.

The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s Form 10-KSB for the period ended December 31, 2007.

	As
	Previously
	Reported	Adjustment	As Restated
Deferred tax asset	$1,143,334	$(1,143,334)	$—
Current tax asset	$965,498	$(965,498)	$—
Total assets	$29,674,530	$(2,108,832)	$27,565,698
Total shareholders equity	$1,509,115	$(2,108,832)	$(599,717)
Net loss	$(3,959,059)	$(2,108,832)	$(6,067,891)
Basic and diluted loss per common share	$(0.54)	$0.26	$(0.80)
ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures based on the criteria established in a report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

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
Attestation Report of the Registered Public Accounting Firm.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Nothing to report.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Our Directors and Executive Officers, their ages and positions held with us as of April 9, 2009 are as follows:

NAME	AGE	POSITION HELD
James W Creamer III	44	President and Chief Executive Officer Treasurer and Chief Financial Officer
Joni K. Troska	49	Secretary
G. Brent Backman	68	Director
Eric Balzer	60	Director
Joseph C. Zimlich	49	Director
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
Mr. Creamer has been Treasurer and Chief Financial Officer since joining us in July, 2005. On January 20, 2009, he became President and Chief Executive Officer as well. He joined our Company from Vectra Bank Colorado, where he was a Vice President in Commercial Banking, focusing largely on commercial real estate lending. Prior to commercial banking Mr. Creamer was an Investment Banker for J.P. Turner & Co. where he worked from 2001 to 2004. He was an Equities Analyst at Global Capital Securities Corp from 1999 to 2001 where he served as Director of Research for the last year of his tenure. From 1992 to 1998 Mr. Creamer was a Vice President of Institutional Fixed Income Sales at Hanifen, Imhoff Inc. Mr. Creamer holds a finance degree from Arizona State University and is a CFA Charterholder.

Ms. Troska has been our Secretary since January 20, 2009. She was previously our Secretary-Treasurer and Chief Financial Officer from our inception until 2005. Prior to our inception, she started SP Business Solutions, a business consulting service, in April, 2002. Prior to that date, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.
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
To our knowledge, based solely on our review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION.
The following table discloses, for the years indicated, the compensation for our Chief Executive Officer and each executive officer that earned over $100,000 during the year ended December 31, 2008.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
Name & Principal Position		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Peter Shepard (1)	2008	172,333	35,000						207,333

James W. Creamer III (2)	2008	120,000	15,000						135,000
Chief Financial Officer	2007	120,000	—	—	—	—	—	—	120,000
	2006	101,667	—	—	94,328	—	—	—	195,995

Ann L. Schmitt (3)	2008	43,234	—	—	—	—	—	—	43,234
Chief Executive Officer	2007	235,000	80,000	—	—	—	—	—	315,000
	2006	91,733	—	—	235,820	—	—	—	327,553

Terry W. Thompson (4)	2008	126,929	—	—	—	—	—	—	126,929
Senior VP Operations	2007	127,500		—	53,594	—	—	—	181,094

(1)
Mr. Shepard became our President February 27, 2008 and received a salary of $235,000 and was eligible for an annual bonus by our Board of Directors. In December 2008 Mr. Shepard was granted a bonus by our Board of Directors of $35,000. Mr. Shepard resigned on January 20, 2009.

(2)
Mr. Creamer, our Vice President, Treasurer and Chief Financial Officer receives a salary of $120,000 per year and is eligible for an annual bonus by our Board of Directors. In December 2008 Mr. Creamer received a bonus of $15,000. On November 8, 2006, Mr. Creamer was granted options to purchase 100,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next five years. These options were cancelled with the termination of our 2006 Equity Compensation Plan effective December 4, 2008.

(3)
Ms. Schmitt became our President and CEO on August 7, 2006 and received a salary of $235,000 per year and is eligible for an annual bonus by our Board of Directors. On November 8, 2006, Ms Schmitt was granted options to purchase 250,000 shares of common stock at $1.65 per share. The options have a five year term and a vesting schedule of 25% per year over the next four years. In addition as part of her employment agreement, Ms. Schmitt received an $80,000 bonus on March 30, 2007. Ms. Schmitt resigned on February 27, 2008

(4)
Mr. Thompson our Senior Vice President of Operations, received a salary of $170,000 per year and is eligible for an annual bonus by our Board of Directors. At the time he joined the Company, Mr. Thompson was also granted options to purchase 40,000 shares of common stock at $1.90 per share. Mr. Thompson resigned from his position on August 31, 2008

Effective January 20, 2009, Mr. Peter Shepard resigned from all offices at our Company, including his position as director. Our Board of Directors has appointed as a replacement, Mr. James W. Creamer III as our new President and Chief Executive Officer. Mr. Creamer has been our Chief Financial Officer since 2005 and continues to serve in that capacity.
We reimburse our executives for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.
Through December 31, 2008 we paid our non-management Directors $1,500 for each Board meeting and $250 for each Board conference call they attended. In addition, on March 6, 2007 each Director was granted options to purchase 2,500 shares of common stock at $5.50 per share. The options have a five year term and a vesting schedule of 25% per year over the next five years. These options were cancelled with the termination of our 2006 Equity Compensation Plan.
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

Total compensation paid to our directors during 2008 was:
DIRECTOR COMPENSATION

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

G. Brent Backman	3,000	—	—	—	—	—	3,000
Eric Balzer	3,000	—	—	—	—	—	3,000
Joseph Zimlich	3,000	—	—	—	—	—	3,000
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of April 9, 2009, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 23,602,614 common shares were issued and outstanding as of April 9, 2009.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)(2)	Class
G. Brent Backman (3)	10,922,046	46.3%
1440 Blake Street, Suite 310 Denver, Colorado 80202

BOCO Investments, LLC (4)	9,736,379	41.3%
103 West Mountain Ave. Fort Collins, Colorado, 80524

Sarmat, LLC (5)	1,645,750	7.0%
103 West Mountain Ave. Fort Collins, Colorado, 80524

James W Creamer III	25,400	0.1%
1440 Blake Street, Suite 310 Denver, Colorado 80202

Joni K. Troska (6)	16,000	0.1%
1440 Blake Street, Suite 310 Denver, Colorado 80202

Joseph Zimlich (7)	344,869	1.5%
103 West Mountain Ave. Fort Collins, Colorado, 80524

Eric Balzer (8)	112,500	0.5%
1440 Blake Street, Suite 310 Denver, Colorado 80202

All Officers and Directors	11,420,815	48.4%
As a Group (five persons)

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)
A total 10,922,046 shares are owned of record by GDBA Investments, LLC, which is controlled by Mr. Backman. A total of 5,391,329 were acquired on June 30, 2008 as a result of the conversion of 250,000 shares of convertible preferred stock and $3 million in subordinated debt converted to common stock. A total of 45,000 shares are owned in the name of adult children of the Mr. Backman, for which GDBA and Mr. Backman disclaim beneficial ownership.

(4)
A total of 9,736,379 shares are owned by BOCO Investments, LLC which were acquired on June 30, 2008 as a result of the conversion of 250,000 shares of convertible preferred stock and $3 million in subordinated debt converted to common stock.

(5)	A total of 1,045,250 of these shares are owned of record. A total of 600,500 shares are owned in the name of family members of the affiliate of this entity.

(6)	Includes 10,000 shares owned of record by Ms. Troska and 6,000 shares owned of record by Ms. Troska’s husband, for which she disclaims beneficial ownership.

(7)	A total of 344,869 shares are owned by Mr. Zimlich, 316,594 of which were acquired on June 30, 2008 as a result of the conversion of 58,000 shares of convertible preferred shares.

(8)	A total of 75,000 shares are owned in the name of an affiliated entity. A total of 37,500 shares are owned in the name of Mr. Balzer’s son.
None of the minority members of our subsidiaries own five percent or more of us.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
GDBA Investments, LLC
On November 26, 2004, we entered into a three-year “Agreement to Fund” our real estate projects with GDBA Investments, LLC (“GDBA”), our largest shareholder. On September 28, 2006, GDBA replaced the Agreement to Fund with a new investment structure that included 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share, a $3.5 million Senior Subordinated Note and a $3.5 million Senior Subordinated Revolving Note. This “Agreement to Fund” is no longer in effect.
The Senior Subordinated Note and the Senior Subordinated Revolving Note both mature on September 28, 2009 and carry a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points, which resets and is payable quarterly. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facilities.
On April 14, 2007 we completed an additional funding with GDBA consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points, which is payable and resets quarterly. The notes had a maturity date of December 31, 2008; however, on December 18, 2007 GDBA agreed to extend the maturity date to June 30, 2008.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of six percent per annum. As of December 31, 2008 none of the note has been drawn.
Our executive offices are currently located at 1440 Blake Street, Suite 310, Denver, Colorado 80202. We lease this office space from GDBA, on a month-to-month lease, at a monthly rent of $1,400 per month.

BOCO Investments, LLC
On September 28, 2006, we completed a $10 million private placement with BOCO Investments, LLC (“BOCO”) consisting of 250,000 shares of Series A Convertible Preferred Stock at $12.00 per share and $7 million in Senior Subordinated Debt, $3.5 million of which was drawn at closing and $3.5 million of which has a revolving feature and can be drawn as needed. Additionally Mr. Joseph Zimlich, BOCO’s Chief Executive Officer, purchased 17,000 shares of Series A Convertible Preferred Stock at $12.00 per share in his own name.
The Senior Subordinated Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. The Revolving Notes mature on September 28, 2009 and carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. Both the Senior Subordinated Notes and the Senior Subordinated Revolving Notes are subordinated to our Senior Credit Facilities.
On April 14, 2007, we completed an additional funding with BOCO consisting of $3 million in Subordinated Revolving Notes. The Notes also carry an interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points, which is payable and resets quarterly. The notes had a maturity date of December 31, 2008; however, on December 18, 2007 BOCO agreed to extend the maturity date to June 30, 2008.
On October 25, 2007, we obtained a temporary line of credit from BOCO to fund up to $3,000,000 on a revolving basis for a ninety day period. The temporary line helped facilitate the timing of the origination and completion of our fourth quarter projects. The line carried an interest rate equal to the higher of 6% plus the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. We utilized $1,150,000 from this line which was repaid by the January 23, , 2008 maturity.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 for a period of up to one year at an interest rate of six percent per annum. As of December 31, 2008 the full amount of the note has been drawn.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent auditor, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants, billed an aggregate of $90,682 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports. Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $67,415 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports. Our audit committee of the board of directors evaluates the scope and cost of the engagement of an audit before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.
The following financial information is filed as part of this report:
(a)    (1) FINANCIAL STATEMENTS
(2) SCHEDULES
(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number		Description

3.1	*	Articles of Incorporation

3.2	*	Bylaws

3.3	*	Articles of Amendment to Articles of Incorporation

10.26	*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	*	List of Subsidiaries.

31.1	*	Certification of Chief Executive Officer/ Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	*	Certification of Chief Executive Officer/ Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

(b)	Reports on Form 8-K.
We filed one report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008. The report was filed on 12/29/2008.

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: APRIL 15, 2009	By:	/s/ James W Creamer III
James W Creamer III
President, Chief Executive Officer, Treasurer, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: APRIL 15, 2009	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: APRIL 15, 2009	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: APRIL 15, 2009	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1	*	Articles of Incorporation

3.2	*	Bylaws

3.3	*	Articles of Amendment to Articles of Incorporation

10.26	*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21		List of Subsidiaries.

31.1		Certification of Chief Executive Officer/ Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1		Certification of Chief Executive Officer/ Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed