Form 10-Q/A
period 2008-03-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-04-16
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” “AARD” or “Company” refer to Across America Real Estate Corp. and its subsidiaries.
In this quarterly report on Form 10-Q/A for the three months ended March 31, 2008, CapTerra Financial Group, Inc. (“Company”, “we”) has restated its consolidated Balance sheet and Statement of operations and Cash flows for the three months ended for the effects of the restatement of our financial statements for the year ended December 31, 2007. The restatement corrected an error relating to the valuation allowance on our deferred tax asset. See footnote 14 to our financial statements for the three months ended March 31, 2008.
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
March 31, 2008

	March 31,	December 31,
	2008	2007
	(as restated)	(as restated)

Assets
Cash and Equivalents	$631,362	$2,035,620
Deposits held by an affiliate	938,322	940,880
Accounts Receivable, net	96,987	2,156,959
Property and equipment, net of accumulated depreciation	115,150	112,918
Real estate held for sale	15,722,579	14,398,602
Construction in progress	1,777,117	2,484,179
Deposits and prepaids	50,229	48,451

Total assets	$24,183,199	$27,565,698

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable	$78,641	$269,726
Accrued liabilities	96,442	409,066
Dividends payable	77,338	78,187
Senior subordinated note payable, related parties	7,000,000	7,000,000
Senior subordinated revolving note, related parties	12,527,096	14,169,198
Note payable	5,494,854	5,716,397
Unearned Revenue	578,499	522,841

Total liabilities	25,852,870	28,165,415

Minority interest	4,594	4,594

Shareholders’ Deficit
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding (liquidation preference $6,281,338)	51,700	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding	16,037	16,037
Additional paid-in-capital	6,462,540	6,440,398
Accumulated deficit	(8,204,542)	(7,112,446)

Total shareholders’ deficit	(1,669,671)	(599,717)

Total liabilities and shareholders’ deficit	$24,183,199	$27,565,698

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Operations

	For the Quarters Ended
	March 31,
	2008	2007
	(as restated)

Revenue:
Sales	$1,164,000	$—
Rental income	26,405	36,329
Management fees	—	191,655

Total revenue	1,190,405	227,984

Operating expenses:
Cost of sales	1,164,000	—
Selling, general and administrative	688,004	826,202

Total operating expenses	1,852,004	826,202

Loss from operations	(661,599)	(598,218)

Non-operating expense:
Interest income	8,985	385
Interest expense	(362,145)	(19,733)
Other income (expense)	—	(2,189)

Loss before income taxes and non controlling interest	(1,014,759)	(619,755)

Income tax benefit	—	(212,735)

Loss before minority interest	(1,014,759)	(407,020)
Minority interest in income of consolidated subsidiaries	—	6,447

Net loss	$(1,014,759)	$(413,467)

Preferred stock dividends	(77,338)	(76,488)

Net loss available to common shareholders	$(1,092,097)	$(489,955)

Basic and diluted loss per common share	$(0.07)	$(0.03)

Basic and diluted weighted average common shares outstanding	16,036,625	16,036,625

See accompanying notes to condensed consolidated financial statements

Across America Real Estate Corp.
Consolidated Statements of Cash Flows

	For the Quarter Ended
	March 31,
	2008	2007
	(as restated)
Cash flows from operating activities:
Net loss	$(1,014,759)	$(413,467)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	9,165	7,747
Stock option compensation expense	22,143	31,163
Changes in operating assets and operating liabilities:
Construction in progress	707,062	(1,114,404)
Real estate held for sale	(1,323,977)	(3,621,070)
Land held for development	536,636	653,585
Accounts receivable	2,059,972	(13,661)
Deposits and prepaids	(1,778)	(7,199)
Accounts payable and accrued liabilities	(504,559)	(163,013)
Income tax assets and liabilities	—	(206,150)
Unearned revenue	55,658	—
Indebtedness to related party	—	720,250

Net cash provided by (used in) operating activities	545,563	(4,126,219)

Cash flows from investing activities:
Cash collections on notes receivable	65,000	133,269
Issuance of notes receivable	(62,442)	(503,041)
Cash paid for property and equipment	(11,397)	(10,396)

Net cash (used in) investing activities	(8,839)	(380,168)

Cash flows from financing activities:
Preferred stock dividends paid	(77,337)	—
Proceeds from issuance of related party loans	924,952	1,780,500
Repayment of related party loans	(2,567,054)	(422,576)
Proceeds from issuance of notes payable	570,070	3,278,423
Repayment of notes payable	(791,613)	(422,576)
Repayment of lease obligation	—	(1,620)

Net cash (used in) provided by financing activities	(1,940,982)	4,212,151

Net change in cash	(1,404,258)	(294,236)

Cash and cash equivalents, beginning of the period	2,035,620	1,097,440

Cash and cash equivalents, end of the period	$631,362	$803,204

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$548,975	$273,625

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$77,338	$76,488

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
(2) Current Development Projects
Current development projects are divided into two line items on our balance sheet, “land held for development” and “construction in progress”, which is made up of all hard costs, soft costs and financing costs that are capitalized into the project. As of March 31, 2008 we had four projects categorized as current development projects totaling $6,628,570, which was comprised of $4,851,453 in land and $1,777,117 of construction in progress. These properties are in stages ranging from pre-construction to mid-construction and are located in three states; California, Colorado and Louisiana. They represent leases from Lone Star Steakhouse, Family Dollar Stores and Meineke.

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
(5) Notes Receivable and Development Deposits
During the course of acquiring properties for development, Across America Real Estate Corp., on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to Across America Real Estate Corp. for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. AARD had $938,322 in earnest money deposits outstanding at March 31, 2008. These deposits were held by development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.
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

(8) Income Taxes
The provision for income taxes consists of the following:
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	$802,000
Net operating loss and carry-forwards	2,226,000
Partnership income	130,000
Origination Fee Income	(85,000)
Fixed Assets	(23,000)
Other temporary differences	(67,000)

2,983,000
Valuation Allowance	(2,983,000)

Total net deferred tax assets	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. As of March 31, 2008, the Company has a valuation allowance of approximately $3 million.
(9) Minority Interests
Following is a summary of the minority interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	December 31, 2007	Minority Interest	Minority Interest	March 31, 2008

Cypress	$4,594	$—	$—	$4,594

Total	$4,594	$—	$—	$4,594

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
(14) Restatement
The Company has restated its December 31, 2007 financial statements to correct an error in accounting for an allowance of our deferred tax asset. As of December 31, 2007 the Company did not recognize any allowance against its deferred tax asset. Originally, we determined that the weighted evidence presented did not support a conclusion to record an allowance against our deferred tax asset. After reviewing the evidence that was available for the period in question, we concluded that we had under weighted certain factors such as our four year cumulative loss position, our anticipated losses in the upcoming years and our going-concern issues and we had over weighted the fact that realization of our deferred tax asset is dependant on a turn around in operating profitability. Given these factors we concluded that it was appropriate to record a full deferred tax allowance as of December 31, 2007. The facts and circumstances that lead to the restatement of our 2007 financial statements are relevant to the first quarter of 2008 as well. Therefore, our financial statements for the quarter ended March 31, 2008 have also been restated to reflect a full valuation allowance on our deferred tax asset.
The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s Form 10-QSB for the period ended March 31, 2008.

	As
	Previously		As
	Reported	Adjustment	Restated
Deferred tax asset	$2,486,232	$(2,486,232)	$0
Total assets	$26,669,431	$(2,486,232)	$24,183,199
Total shareholders’ equity	$816,561	$(2,486,232)	$(1,669,671)
Net loss	$(637,359)	$(377,400)	$(1,014,759)
Basic and diluted loss per common share	$0.04	$0.03	$0.07

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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $6,067,891 for the fiscal year ended December 31, 2007. Our revenues for the fiscal year ended December 31, 2006 were $8,459,994. We had a net loss of $735,771 for the fiscal year ended December 31, 2006. Our revenues for the quarter ended March 31, 2008 were $1,190,405 compared to revenues for the quarter ended March 31, 2007 of $227,984. We had a net loss of $1,014,759 for the quarter ended March 31, 2008 compared to a net loss of $413,467 for the quarter ended March 31, 2007. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE POTENTIAL GROWTH.
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
WE MAY HAVE POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.
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
WE HAVE A LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.
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
We had a net loss of $1,014,759 for the quarter ended March 31, 2008 compared to a net loss of $413,467 for the quarter ended March 31, 2007. The net loss applicable to common shareholders, after preferred stock dividends was $1,092,097 for the quarter ended March 31, 2008 compared to $489,955 for the quarter ended March 31, 2007. Much of the increase in net loss is due to the substantial increase in interest expense recognized in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This increase is due to the larger number of properties classified as “real estate held for sale” where we no longer capitalize accrued interest into the cost of the project and begin realizing the expense. As we sell these properties we would anticipate that the interest cost expensed will decrease.
Our income tax benefit for the quarter ended March 31, 2008 was $0 compared to $212,735 for the quarter ended March 31, 2007. In our assessment of our ability to utilize our loss carry forward, we recorded a full allowance against our deferred tax asset at December 31, 2007. There were no circumstances that occurred during the quarter ended March 31, 2008 that caused us to revise this assessment. Consequently, we have fully allowed for the deferred tax asset for the quarter ended March 31, 2008.
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
Liquidity and Capital Resources
Cash and cash equivalents, were $631,362 on March 31, 2008 compared to $803,204 on March 31, 2007 and $2,035,620 on December 31, 2007.
Cash provided by operating activities was $545,563 for the quarter ended March 31, 2008 compared to cash used in operating activities of $4,126,219 for the quarter ended March 31, 2007. This change was primarily the result of fewer projects under construction in the current period in addition to a large note receivable issued in conjunction with a property sold in December 2007, which was collected in January 2008. Cash used in operations has typically been substantial, driven by project funding requirements and we anticipate that it will continue to be significant moving forward.
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
Cash used in financing activities was $1,940,982 for the quarter ended March 31, 2008 compared cash provided by financing activities of $4,212,151 for the quarter ended March 31, 2007. As we continue to increase our project pipeline we expect that our cash provided by financing activities will continue to be significant. On March 31, 2008 we had $1,000,000 of availability on our Senior Subordinated Revolving Notes and we had availability of $29,969,146 on our Senior Credit Facilities as of March 31, 2008.
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

ACROSS AMERICA REAL ESTATE CORP.
Dated: April 15, 2008	By:	/s/ James W Creamer III
James W Creamer III
President and Chief Executive Officer, Chief Financial Officer, Treasurer

EXHIBIT INDEX

Exhibit No.	Description

21	List of Subsidiaries
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002