Form 10-Q/A
period 2008-06-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-04-16
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
In this quarterly report on Form 10-Q/A for the three months ended June 30, 2008, CapTerra Financial Group, Inc. (“Company”, “we”) has restated its consolidated Balance sheet and Statement of operations and Cash flows for the three and six months ended for the effects of the restatement of our financial statements for the year ended December 31, 2007 and the impact of the conversion expense which was restated this quarter. The restatements corrected errors relating to the valuation allowance on our deferred tax asset and the recalculation of the conversion expense related to the conversion of preferred stock and certain notes payable during this quarter. See footnote 14 to our financial statements for the six months ended June 30, 2008.
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
	(as restated)	(as restated)

Assets
Cash and Equivalents	$447,200	$2,035,620
Deposits held by an affiliate	713,322	940,880
Accounts Receivable, net	83,150	2,156,959
Property and equipment, net of accumulated depreciation	105,985	112,918
Real estate held for sale	16,721,531	14,398,602
Construction in progress	2,986,552	2,484,179
Land held for development	4,357,495	5,388,089
Deposits and prepaids	41,400	48,451

Total assets	$25,456,635	$27,565,698

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable	$62,358	$269,726
Accrued liabilities	75,909	409,066
Dividends payable	—	78,187
Senior subordinated note payable, related parties	—	7,000,000
Senior subordinated revolving note, related parties	14,750,000	14,169,198
Note payable	6,672,109	5,716,397
Unearned Revenue	85,146	522,841

Total liabilities	21,645,522	28,165,415

Minority interest	4,594	4,594

Shareholders’ deficit
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding December 31, 2007, -0- shares issued and outstanding June 30, 2008	—	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 16,036,625 shares issued and outstanding December 31, 2007 ’ 47,205,228 shares issued and outstanding June 30, 2008	47,205	16,037
Additional paid-in-capital	15,985,890	6,440,398
Accumulated deficit	(12,226,576)	(7,112,446)

Total shareholders’ deficit	3,811,113	(599,717)

Total liabilities and shareholders’ deficit	$25,456,635	$27,565,698

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(as restated)		(as restated)

Revenue:
Sales	$—	$4,924,336	$1,164,000	$4,924,336
Rental income	119,788	15,875	146,193	52,204
Management fees	—	71,116	—	262,771

Total revenue	119,788	5,011,327	1,310,193	5,239,311

Operating expenses:
Cost of sales	—	4,645,324	1,164,000	4,645,324
Impairment loss on real estate	595,868	1,939,513	595,868	1,939,513
Conversion expense	2,518,750	—	2,518,750	—
Selling, general and administrative	676,633	1,081,704	1,364,640	1,907,906

Total operating expenses	3,791,251	7,666,541	5,643,258	8,492,743

Loss from operations	(3,671,463)	(2,655,214)	(4,333,065)	(3,253,432)

Non-operating expense:
Interest income	—	—	—	385
Interest expense	(273,234)	(155,584)	(626,389)	(175,317)
Other income (expense)	—	1,128	—	(1,061)

Loss before income taxes and non controlling interest	(3,944,697)	(2,809,670)	(4,959,454)	(3,429,425)

Income tax benefit	—	(953,865)	—	(1,166,600)

Loss before minority interest	(3,944,697)	(1,855,805)	(4,959,454)	(2,262,825)
Minority interest	—	67,304	—	73,751

Net loss	$(3,944,697)	$(1,923,109)	$(4,959,454)	$(2,336,575)

Preferred stock dividends	(77,338)	(77,338)	(154,675)	(153,826)

Net loss available to common shareholders	$(4,022,035)	$(2,000,447)	$(5,114,129)	$(2,490,401)

Basic and diluted loss per common share	$(0.25)	$(0.12)	$(0.32)	$(0.16)

Basic and diluted weighted average common shares outstanding	16,382,943	16,036,625	16,208,827	16,036,625

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2008	2007
	(as restated)
Cash flows from operating activities:
Net loss	$(4,959,454)	$(2,336,575)
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	—	(1,160,015)
Depreciation	18,329	14,151
Impairment of assets	595,868	1,939,513
Allowance for bad debt	—	215,953
Conversion expense	2,518,750	—
Stock option compensation expense	33,623	68,144
Changes in operating assets and operating liabilities:
Construction in progress	(502,373)	(1,038,805)
Real estate held for sale	(2,322,929)	(1,332,260)
Land held for development	434,726	(1,137,892)
Accounts receivable	2,073,809	(43,644)
Deposits and prepaids	7,051	12,710
Accounts payable and accrued liabilities	(540,525)	(97,450)
Unearned revenue	(437,695)	—
Indebtedness to related party	—	4,480,569

Net cash (used in) operating activities	(3,080,820)	(415,601)

Cash flows from investing activities:
Payment of deposits	—	(399,622)
Cash collections on notes receivable	290,000	—
Issuance of notes receivable	(62,442)	—
Cash paid for property and equipment	(11,396)	(57,068)

Net cash provided by (used in) investing activities	216,162	(456,690)

Cash flows from financing activities:
Preferred stock dividends paid	(78,187)	(156,375)
Proceeds from issuance of related party loans	6,528,637	—
Repayment of related party loans	(6,129,924)	—
Proceeds from issuance of notes payable	955,712	1,541,076

Net cash provided by financing activities	1,276,238	1,384,701

Net change in cash	(1,588,420)	512,410

Cash and cash equivalents, beginning of the period	2,035,620	1,097,440

Cash and cash equivalents, end of the period	$447,200	$1,609,850

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$—	$634,445

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$—	$(153,826)

Conversion of related notes payable to common stock	$6,817,912	$—

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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. During the year ended December 31, 2007 the Company recorded impairment losses totaling $3,046,196. During the 2 nd quarter of 2008 the Company recorded an additional $595,868 of impairment losses. These estimates directly affect the Company’s financial statements, and any changes to the estimates could materially affect the Company’s reported assets and net income.
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
(4) Related Party Transactions
On June 30, 2008 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO
	Investments	Investments	Total

Revolving Lines of Credit	6,750,000	7,250,000	14,000,000
Revolving Lines of Credit	—	750,000	750,000

Senior subordinated revolving lines of credit	$6,750,000	$8,000,000	$14,750,000

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
Because the conversion of the subordinated debt and convertible preferred stock for BOCO Investments, LLC and Joseph C. Zimlich were deemed to be below the fair value of our common stock, we recognized $2,518,750 of conversion expense.
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

Stock Based Compensation
On November 8, 2006 CapTerra Financial Group, Inc’s Board of Directors approved the issuance of options under the Corporation’s 2006 Incentive Compensation Plan (the “Plan”). Under the Plan the Company is authorized to issue shares or options to purchase shares up to, but not to exceed 500,000 shares. Options granted shall not be exercisable more than ten years after the date of the grant. The exercise price of any option grant shall not be less than the fair market value of the stock price on the date of the grant.
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

(8) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset
Net operating loss and carry-forwards	$802,000
Partnership income	2,729,000
Origination Fee Income	130,000
Fixed Assets	(85,000)
Other temporary differences	(23,000)
(67,000)

Valuation Allowance	3,486,000
(3,486,000)

Total net deferred tax assets	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. As of June 30, 2008, the Company has a valuation allowance of approximately $3.5 million.
(9) Minority Interests
Following is a summary of the minority interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance	Earnings allocated to	Earnings disbursed/accrued for	Balance
	December 31, 2007	Minority Interest	Minority Interest	June 30, 2008

Cypress	$4,594	$—	$—	$4,594

Total	$4,594	$—	$—	$4,594

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
As of June 30, 2008, we had one outstanding note under this facility with a principal amount totaling $1,513,511. Total interest accrued through June 30, 2008 was $96,346.
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
(14) Restatement
The Company has restated its December 31, 2007 financial statements to correct an error in accounting for an allowance of our deferred tax asset. As of December 31, 2007 the Company did not recognize any allowance against its deferred tax asset. Originally, we determined that the weighted evidence presented did not support a conclusion to record an allowance against our deferred tax asset. After reviewing the evidence that was available for the period in question, we concluded that we had under weighted certain factors such as our four year cumulative loss position, our anticipated losses in the upcoming years and our going-concern issues and we had over weighted the fact that realization of our deferred tax asset is dependant on a turn around in operating profitability. Given these factors we concluded that it was appropriate to record a full deferred tax allowance as of December 31, 2007. The facts and circumstances that lead to the restatement of our 2007 financial statements are relevant to the second quarter of 2008 as well. Therefore, our financial statements for the quarter ended June 30, 2008 have also been restated to reflect a full valuation allowance on our deferred tax asset.
In addition, for the quarter ended June 30, 2008, we recognized a conversion expense related to the conversion of convertible preferred equity and subordinated debt into restricted common shares. This expense arose from the valuation of the common stock issued in the conversion as compared to the value of the preferred stock and debt that was cancelled in the conversion. Our originally calculation was derived based upon applying a discount to market price of the common stock to account for the large block of restricted stock issued and low volume with which our stock traded. When reviewing this methodology during our year end, we were unable to substantiate our methodology with specific guidance issued under GAAP. We therefore are restating our June 30, 2008 financial statements based upon the recalculated conversion expense using the price of the last trade prior to the conversion for the value of the stock.
The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s Form 10-Q for the period ended June 30, 2008.
Three months ended June 30, 2008

	As
	Previously		As
	Reported	Adjustment	Restated
Net loss	$(1,504,557)	$(2,440,140)	$(3,944,697)
Basic and diluted loss per common share	$(0.10)	$(0.15)	$(0.25)
Six months ended June 30, 2008

	As
	Previously		As
	Reported	Adjustment	Restated
Deferred tax asset	$2,988,872	$(2,988,872)	$—
Total assets	$28,445,507	$(2,988,872)	$25,456,635
Total shareholders’ deficit	$6,799,985	$(2,988,872)	$3,811,113
Net loss	$(2,141,914)	$(2,817,540)	$(4,959,454)
Basic and diluted loss per common share	$(0.14)	$(0.18)	$(0.32)

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
During the quarter ended June 30, 2008 we recognized an impairment charge on four properties totaling $595,868 compared to an impairment charge of $1,939,513 for the quarter ended June 30, 2007 (please see footnote 12). We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a quarterly basis. We also recognized a conversion expense of $2,518,750 for the quarter ended June 30, 2008, which was related to the conversion of subordinated debt and convertible preferred stock into common stock at a price which was deemed to be below fair value.
We had a net loss of $3,944,697 for the quarter ended June 30, 2008 compared to a net loss of $1,923,109 for the quarter ended June 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $4,022,035 for the quarter ended June 30, 2008 compared to $2,000,447 for the quarter ended June 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
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
During the six months ended June 30, 2008 we recognized an impairment charge on four properties totaling $595,868 compared to an impairment charge of $1,939,513 for the six months ended June 30, 2007 (please see footnote 12). We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a quarterly basis. We also recognized a conversion expense of $2,518,750 for the six-months ended June 30, 2008, which was related to the conversion of subordinated debt and convertible preferred stock into common stock at a price which was deemed to be below fair value.
We had a net loss of $4,959,454 for the six months ended June 30, 2008 compared to a net loss of $2,336,575 for the six months ended June 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $5,114,129 for the six months ended June 30, 2008 compared to $2,490,401 for the six months ended June 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
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

THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $3,959,059 for the fiscal year ended December 31, 2007. Our revenues for the quarter ended June 30, 2008 were $119,788 compared to revenues for the quarter ended June 30, 2007 of $5,011,327. We had a net loss of $3,944,697 for the quarter ended June 30, 2008 compared to a net loss of $1,923,109 for the quarter ended June 30, 2007. As of June 30, 2008 we have an accumulated deficit of $12,226,576. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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

CAPTERRA FINANCIAL GROUP, INC.
Dated: April 15, 2009	By:	/s/ James W. Creamer, III
James W. Creamer, III
President, Chief Executive Officer, Treasurer, Chief Financial Officer

EXHIBIT INDEX

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002