Form 10-Q/A
period 2008-09-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-04-16
CIK 1233275

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

In this quarterly report on Form 10-Q/A for the three months ended September 30, 2008, CapTerra Financial Group, Inc. (“Company”, “we”) has restated its consolidated  Balance sheet and Statement of operations and Cash flows for the nine months ended for the effects of the restatement of our financial statements for the year ended December 31, 2007 and the impact of the conversion expense which was restated in our form 10-Q/A for the quarter ended June 30, 2008.  The restatements corrected errors relating to the valuation allowance on our deferred tax asset and the recalculation of the conversion expense related to the conversion of preferred stock and certain notes payable during the quarter ended June 30, 2008.  See footnote 13 to our financial statements for the nine months ended September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	September 30	December 31,
	2008	2007
	(unaudited)	(audited)
	(as restated)	(as restated)
Assets
Cash and Equivalents	$781,048	$2,035,620
Deposits held by an affiliate	707,292	940,880
Accounts Receivable, net	78,385	2,156,959
Property and equipment, net of accumulated depreciation	98,461	112,918
Real estate held for sale	14,627,963	14,398,602
Construction in progress	2,376,675	2,484,179
Land held for development	2,660,607	5,388,089
Deposits and prepaids	35,611	48,451

Total assets	$21,366,044	$27,565,698

Liabilities and Shareholders’ Deficit

Liabilities
Accounts payable	$74,134	$269,726
Accrued liabilities	57,884	409,066
Dividends payable	—	78,187
Senior subordinated note payable, related parties	1,500,000	7,000,000
Senior subordinated revolving note, related parties	14,242,835	14,169,198
Note payable	6,308,617	5,716,397
Unearned Revenue	—	522,841

Total liabilities	22,183,470	28,165,415

Minority interest	—	4,594

Shareholders’ deficit
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, 517,000 shares issued and outstanding December 31, 2007, -0- shares issued and outstanding September 30, 2008	—	51,700
Common stock, $.001 par value; 50,000,000 shares authorized, 8,018,313 shares issued and outstanding December 31, 2007 23,602,614 shares issued and outstanding September 30, 2008	23,603	8,018
Additional paid-in-capital	16,019,438	6,448,417
Accumulated deficit	(16,860,467)	(7,112,446)

Total shareholders’ deficit	(817,426)	(599,717)

Total liabilities and shareholders’ deficit	$21,366,044	$27,565,698

See accompanying notes to condensed consolidated financial statements.

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(as restated)		(as restated)
Revenue:
Sales	$3,171,409	$815,000	$4,381,723	$5,739,336
Financing activities	45,691	10,314	38,090	58,487
Rental income	116,570	51,283	224,048	103,487
Management fees	—	148,383	—	362,981

Total revenue	3,333,670	1,024,980	4,643,861	6,264,291

Operating expenses:
Cost of sales	2,954,748	815,000	4,118,748	5,460,324
Impairment loss on real estate	4,156,444	(40,868)	4,752,312	1,898,645
Conversion expense	—	—	2,518,750	—
Selling, general and administrative	579,167	748,078	1,943,805	2,655,984

Total operating expenses	7,690,359	1,522,210	13,333,615	10,014,953

Loss from operations	(4,356,689)	(497,230)	(8,689,754)	(3,750,662)

Non-operating expense:
Interest income	931	6,641	9,394	7,535
Interest expense	(278,133)	—	(912,987)	(275,730)
Other income (expense)	—	(100,413)	—	(1,570)

Loss before income taxes and non controlling interest	(4,633,891)	(591,002)	(9,593,347)	(4,020,427)

Income tax benefit	—	(360,880)	—	(1,527,480)

Loss before minority interest	(4,633,891)	(230,122)	(9,593,347)	(2,492,947)
Minority interest in income of consolidated subsidiaries	—	—	—	73,751

Net loss	$(4,633,891)	$(230,122)	$(9,593,347)	$(2,566,698)

Preferred stock dividends	—	(78,186)	(154,675)	(232,012)

Net loss available to common shareholders	$(4,633,891)	$(308,308)	$(9,748,022)	$(2,798,710)

Basic and diluted loss per common share	$(0.20)	$(0.04)	$(0.73)	$(0.35)

Basic and diluted weighted average common shares outstanding	23,602,614	8,018,313	13,328,519	8,018,313

See accompanying notes to condensed consolidated financial statements.

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2008	2007
	(as restated)
Cash flows from operating activities:
Net loss	$(9,593,347)	$(2,566,698)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	25,854	28,472
Impairment of assets	4,752,312	1,898,645
Allowance for bad debt	—	215,953
Conversion expense	2,518,750	—
Stock option compensation expense	43,570	98,297
Minority interest	(4,594)	—
Changes in operating assets and operating liabilities:
Construction in progress	107,504	(4,354,196)
Real estate held for sale	(229,361)	(9,706,445)
Land held for development	(2,024,830)	661,932
Accounts receivable	2,078,574	(255,958)
Deposits and prepaids	12,840	34,567
Accounts payable and accrued liabilities	(546,775)	551,658
Income tax assets and liabilities	—	(1,475,897)
Unearned revenue	(522,841)	—

Net cash (used in) operating activities	(3,382,345)	(14,869,670)

Cash flows from investing activities:
Payment of deposits	—	86,791
Cash collections on notes receivable	365,025	—
Issuance of notes receivable	(131,437)	—
Cash paid for property and equipment	(11,397)	(57,296)

Net cash provided by investing activities	222,191	29,495

Cash flows from financing activities:
Preferred stock dividends paid	(78,187)	(233,711)
Proceeds from issuance of related party loans	12,638,861	12,200,000
Repayment of related party loans	(11,247,313)	(3,400,000)
Proceeds from issuance of notes payable	3,016,292	8,854,866
Repayment of notes payable	(2,424,072)	(1,961,403)

Net cash provided by financing activities	1,905,581	15,459,752

Net change in cash	(1,254,572)	619,577

Cash and cash equivalents, beginning of the period	2,035,620	1,097,440

Cash and cash equivalents, end of the period	$781,048	$1,717,017

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$1,000

Interest	$—	$780,981

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$—	$232,012

Conversion of related notes payable to common stock	$6,817,912	$—

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
As of September 30, 2008 we had twelve properties classified as real estate held for sale totaling $14,627,963 in costs, three of which were completed projects and seven of which were raw land currently being marketed for sale. The completed projects total $7,164,166 with tenants that include corporate lease and franchisees for Fed Ex Kinko’s, Starbucks, Cricket Wireless, Mexicali Cafe and Shell Oil and are in Arizona, Colorado, Indiana and Utah. Land that is currently for sale totals $7,463,797 and is located in Arizona, Colorado, Florida and South Carolina.
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
On June 4, 2008, we signed a promissory note to borrow from BOCO Investments, LLC up to $1,000,000 for a period of up to ninety days at an interest rate of six percent per annum. This Note is senior to all of our other obligations except our credit agreements with Vectra Bank Colorado and United Western Bank. GDBA Investments, LLLP and BOCO Investments, LLC have each agreed to subordinate their respective other credit agreements with us to this new promissory note. On September 2, 2008 BOCO Investments, LLC extended the maturity of the note for an additional six-month period. As of September 30, 2008 $750,000 was drawn on this note.
On June 30, 2008, BOCO Investments, LLC and Joseph C. Zimlich each entered into agreements with us to convert all of their Series A Convertible Preferred Stock, which totaled 267,000 shares in the aggregate, to Common Shares. BOCO Investments, LLC received 9,375,000 Common Shares for its conversion. Mr. Zimlich received 625,000 Common Shares for his conversion.
The Series A Convertible Preferred Stock was retired.
On June 30, 2008 BOCO Investments, LLC agreed to convert a total of Three Million Dollars ($3,000,000) of Subordinated Revolving Notes held by each of them into Common Shares. BOCO Investments, LLC received 9,375,000 shares for this conversion.
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
On June 30, 2008 we paid accrued interest and dividends on our retired Subordinated Revolving Notes and Preferred Stock in the form of our Common Shares. BOCO Investments, LLC received a total of 722,758 common shares for $484,932 in accrued but unpaid interest and dividends. Mr. Zimlich received a total of 8,187 common shares for $5,066 in accrued but unpaid dividends.
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
Series A Convertible Preferred Stock
On June 30, 2008, GDBA INVESTMENTS, LLLP, BOCO INVESTMENTS, LLC and JOSEPH C. ZIMLICH each entered into agreements with us to convert all of their Series A Convertible Preferred Stock, which totaled 517,000 shares in the aggregate, to Common Shares. GDBA INVESTMENTS, LLLP received 5,172,414 Common Shares for its conversion. BOCO INVESTMENTS, LLC received 9,375,000 Common Shares for its conversion. Mr. ZIMLICH received 625,000 Common Shares for his conversion. The Series A Convertible Preferred Stock was retired.

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
Stock option activity for the nine months ended September 30, 2008 is summarized as follows:

Options Outstanding
		Weighted	Weighted
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance, at December 31, 2007	214,375	3.44	3.9	—

Activity during 2008:
Granted	—	—	—	—
Expired/Cancelled	(152,500)	3.32	3.2
Forfeited	—
Exercised	—

Balance, at September 30, 2008	61,875	3.62	3.2	—

(8) Income Taxes
The provision for income taxes consists of the following: Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	$2,500,000
Net operating loss and carry-forwards	2,892,000
Partnership income	130,000
Origination Fee Income	(85,000)
Fixed Assets	(23,000)
Other temporary differences	(50,000)

5,364,000
Valuation Allowance	(5,364,000)

Total net deferred tax assets	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. As of September 30, 2008, the Company has a valuation allowance of approximately $3.9 million.
(9) Minority Interests
Following is a summary of the minority interests in the equity of the Company’s subsidiaries. The Company establishes a subsidiary for each real estate project. Ownership in the subsidiaries is allocated between the Company and the co-developer/contractor.

	Balance			Balance
	December 31,	Earnings allocated to	Earnings disbursed/accrued for	September 30,
	2007	Minority Interest	Minority Interest	2008

Cypress	$4,594	$—	$(4,594)	$—

Total	$4,594	$—	$(4,594)	$—

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
(13) Restatement

The Company has restated its December 31, 2007 financial statements to correct an error in accounting for an allowance of our deferred tax asset. As of December 31, 2007 the Company recorded a deferred tax asset with no allowance. Originally, we determined that the weighted evidence presented did not support a conclusion to record an allowance against our deferred tax asset. After reviewing the evidence that was available for the period in question, we concluded that we had likely under weighted our cumulative loss position and over weighted the fact that realization of our deferred tax asset is dependant on a turn around in operating profitability. Given these factors we concluded that it was in fact appropriate to record a full deferred tax allowance for the fiscal year ended December 31, 2007. The recording of this full deferred tax allowance for the fiscal year ended December 31, 2007 will change the interim financial statements for September 30, 2008.

In addition, for the quarter ended June 30, 2008, we recognized a conversion expense for the conversion of convertible preferred equity and subordinated debt into restricted common shares and calculated the expense by applying a discount to market price of the stock to account for the large block of restricted stock issued and low volume with which our stock traded. When reviewing this methodology during our year end, we were unable to substantiate our methodology with specific guidance issued under GAAP. We therefore recalculated the conversion expense using the price of the last trade prior to the conversion for the value of the stock.

The following sets forth the effects of the restatement discussed above. Amounts reflected as “As Previously Reported” represent those amounts included in the Company’s Form 10-Q for the period ended September 30, 2008.

For the three months ended September 30, 2008

	As
	Previously
	Reported	Adjustment	As Restated
Net loss	$(4,259,852)	$(374,039)	$(4,633,891)
Basic and diluted loss per common share	$(0.18)	$(0.02)	$(0.20)
For the nine months ended September 30, 2008

	As
	Previously
	Reported	Adjustment	As Restated
Deferred tax asset	$3,364,000	$(3,364,000)	$—
Total assets	$24,730,042	$(3,363,998)	$21,366,044
Total shareholders equity	$2,545,484	$(3,362,910)	$(817,426)
Net loss	$(6,401,768)	$(3,191,579)	$(9,593,347)
Basic and diluted loss per common share	$(0.27)	$(0.46)	$(0.73)

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
We had an income tax benefit of $-0- for the quarter ended September 30, 2008 compared to an income tax benefit of $360,880 for the quarter ended September 30, 2007. The Company recognized a full allowance against all deferred taxes that were recorded through September 30, 2008.
We had a net loss of $4,633,891 for the quarter ended September 30, 2008 compared to a net loss of $230,122 for the quarter ended September 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $4,633,891 for the quarter ended September 30, 2008 compared to $308,308 for the quarter ended September 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
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
We had an income tax benefit of $ -0- for the nine-months ended September 30, 2008 compared to an income tax benefit of $1,527,480 for the nine-months ended September 30, 2007. The Company recognized a full allowance against all deferred taxes that were recorded through September 30, 2008.
We had a net loss of $9,593,347 for the nine months ended September 30, 2008 compared to a net loss of $2,566,698 for the nine months ended September 30, 2007. Net loss available to common shareholders, after preferred stock dividends was $9,748,022 for the nine months ended September 30, 2008 compared to $2,798,710 for the nine months ended September 30, 2007. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents, were $781,048 on September 30, 2008 compared to $2,035,620 on December 31, 2007.
Cash used in operating activities was $3,382,345 for the nine months ended September 30, 2008 compared to cash used in operating activities of $14,869,670 for the nine months ended September 30, 2007. This change was primarily the result of fewer projects under construction in the current period in addition to a large account receivable from a property sold in December 2007, which was collected in January 2008. Cash used in operations has typically been substantial, driven by project funding requirements and we anticipate that it will continue to be significant moving forward.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2007 were $17,875,858. We had a net loss of $3,959,059 for the fiscal year ended December 31, 2007. Our revenues for the quarter ended September 30, 2008 were $3,333,670 compared to revenues for the quarter ended September 30, 2007 of $1,024,980. We had a net loss of $4,633,891 for the quarter ended September 30, 2008 compared to a net loss of $230,122 for the quarter ended September 30, 2007. As of September 30, 2008 we have an accumulated deficit of $16,860,467. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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