Form 10-Q
period 2009-03-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-05-15
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2009
Commission File No. 000-50764
CapTerra Financial Group, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1440 Blake Street, Suite 310
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009, registrant had outstanding 23,602,614 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 7, 2008) was approximately $399,678.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-Q
CapTerra Financial Group, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)

Assets

Cash and equivalents	$2,334,651	$2,383,740
Accounts receivable, net	2,770,213	2,562,089
Property and equipment, net of accumulated depreciation	19,102	39,432
Real estate held for sale	16,376,021	17,333,027
Deposits and prepaids	54,854	52,436

Total assets	$21,554,841	$22,370,724

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable	$—	$38,414
Accrued liabilities	114,469	128,944
Senior subordinated revolving note, related parties	22,114,041	20,802,247
Note payable	6,079,016	7,330,652

Total liabilities	28,307,526	28,300,257

Shareholders’ Deficit
Convertible preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and outstanding December 31, 2008 and March 31, 2009	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 23,602,614 shares issued and outstanding December 31, 2008 23,602,614 shares issued and outstanding March 31, 2009	23,603	23,603
Additional paid-in-capital	16,040,733	16,024,577
Accumulated deficit	(22,817,021)	(21,977,713)

Total shareholders’ deficit	(6,752,685)	(5,929,533)

Total liabilities and shareholders’ deficit	$21,554,841	$22,370,724

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Quarters Ended
	March 31,
	2009	2008
		(as restated)

Revenue:
Sales	$1,992,151	$1,164,000
Interest Income — note receivable	127,981	—
Rental income	98,023	26,405

Total revenue	2,218,155	1,190,405

Operating expenses:
Cost of sales	1,967,022	1,164,000
Impairment loss on real estate	115,500	—
Selling, general and administrative	572,559	688,004

Total operating expenses	2,655,081	1,852,004

Loss from operations	(436,927)	(661,599)

Non-operating expense:
Interest income	2,057	8,985
Interest expense	(378,655)	(362,145)
Other income (expense)	(25,783)	—

Loss before income taxes and minority interest	(839,308)	(1,014,759)

Income tax provision	—	—

Loss before minority interest	(839,308)	(1,014,759)
Minority interest	—	—

Net loss	$(839,308)	$(1,014,759)

Preferred stock dividends	—	(77,338)

Net loss available to common shareholders	$(839,308)	$(1,092,097)

Basic and diluted loss per common share	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	23,602,614	16,036,625

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Quarters Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(839,308)	$(1,014,759)
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	—	9,165
Depreciation and write-off of assets	20,330	22,143
Impairment of assets	115,500	—
Warrant expense	16,156	—
Changes in operating assets and operating liabilities:
Construction in progress	—	707,062
Real estate held for sale	841,507	(1,323,977)
Land held for development	—	536,636
Accounts receivable	(208,124)	2,059,972
Deposits and prepaids	(2,418)	(1,778)
Accounts payable and accrued liabilities	(52,890)	(504,559)
Unearned revenue	—	55,658

Net cash provided by (used in) operating activities	(109,247)	545,563

Cash flows from investing activities:
Cash collections on notes receivable	—	65,000
Issuance of notes receivable	—	(62,442)
Cash paid for property and equipment	—	(11,397)

Net cash (used in) investing activities	—	(8,839)

Cash flows from financing activities:
Preferred stock dividends paid	—	(77,337)
Proceeds from issuance of related party loans	—	924,952
Repayment of related party loans	(1,251,636)	(2,567,054)
Proceeds from issuance of notes payable	1,311,794	570,070
Repayment of notes payable	—	(791,613)

Net cash provided by (used in) financing activities	60,158	(1,940,982)

Net change in cash	$(49,089)	$(1,404,258)

Cash and cash equivalents, beginning of the period	$2,383,740	$2,035,620

Cash and cash equivalents, end of the period	$2,334,651	$631,362

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$548,975

Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividends declared but not paid	$—	$77,338

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at March 31, 2009:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

South Glen Eagles Drive, LLC	51%
Hwy 46 and Bluffton Pkwy, LLC	51%
AARD LECA LSS Lonestar, LLC	51%
AARD LECA VL1, LLC	51%
AARD-Charmar Greeley, LLC	51%
AARD-Charmar Greeley Firestone, LLC	51%
AARD-Econo Lube Stonegate, LLC	51%
Buckeye AZ, LLC	51%
AARD-Cypress Sound, LLC	51%
AARD ORFL FD Goldenrod, LLC	51%
AARD Esterra Mesa 1, LLC	51%
CapTerra Fund I, LLC	100%
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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. For the quarter ended March 31, 2009 we recognized $115,500 in impairment losses and $-0- for the quarter ended March 31, 2008.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of March 31, 2009 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements.
Recent Accounting Pronouncements
We have adopted SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” in the beginning of our 2009 fiscal year. As of March 31, 2009, there has been no material impact related to the pronouncements on our consolidated financial statements. Further information on these accounting pronouncements is located in our 2008 Form 10K.
On January 1, 2009, the Company adopted the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of EITF 07-5 did not impact the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not effect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s consolidated financial position and results of operations.
(2) Going Concern
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
The Company currently relies on its majority shareholder, GDBA Investments, LLC (“GDBA”), and another significant shareholder, BOCO Investments, LLC (“BOCO”), to provide a substantial amount of its debt and equity financing. In addition, the Company’s $10 million senior credit facility with Vectra Bank has been guaranteed by GDBA. The Company expects to rely upon both GDBA and BOCO for funding commitments in the foreseeable future.
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

As of March 31, 2009 we had eleven properties classified as real estate held for sale totaling $16,376,021 in costs, four of which representing a total cost of $9,292,932 were completed projects and seven of which representing a total cost of $7,083,089 were raw land currently being marketed for sale. These properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah.
(4) Related Party Transactions
On March 31, 2009 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO	Total
Subordinated notes	$7,500,000	$13,750,000	$21,250,000
Accrued interest	319,233	544,808	864,041

Total senior subordinated revolving notes	$7,819,233	$14,294,808	$22,114,041

GDBA Investments, LLLP
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us which matures on September 28, 2009. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As of March 31, 2009, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. As of March 31, 2009 the full amount of this note was outstanding.
Since June 30, 2008 we have accrued, but not paid the interest due to GDBA on all outstanding notes. For the quarter ended March 31, 2009, $107,507 in interest was accrued but not paid. As of March 31, 2009 the total amount of interest payable to GDBA was $319,233.
We currently sub-lease the office space for our headquarters from GDBA Investments for $1,400 per month.
BOCO Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us which matures on September 28, 2009. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As of March 31, 2009, the full amount of this note was outstanding.
On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note is due September 25, 2009, with the ability to extend an additional six months. As of March 31, 2009, the full amount of this note was outstanding.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note is due October 30, 2009, with the ability to extend an additional six months. As of March 31, 2009 the full amount of this note was outstanding.
On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement of even date on the Company’s membership interest in Esterra Mesa 1, LLC. This note is due September 25, 2009, with the ability to extend an additional six months. As of March 31, 2009 the full amount of the note has been drawn and per the promissory note terms a $15,000 fee was required.
On February 25, 2009, we signed a promissory note to borrow from BOCO up to $500,000 for a period of six months at an interest rate of twelve percent per annum. We also have the ability to extend the note an additional six months per the terms of the agreement. As of March 31, 2009, the full amount of this note was outstanding.
Since June 30, 2008 we have accrued, but not paid the interest due to BOCO on all outstanding notes. For the quarter ended March 31, 2009, $204,288 in interest was accrued but not paid. As of March 31, 2009 the total amount of interest payable to BOCO was $529,808.

(5) Property and Equipment
The Company’s property and equipment consisted of the following at March 31, 2009:

Equipment	$21,706
Furniture and fixtures	2,547
Computers and related equipment	13,113
Software and intangibles	16,668

$54,034
less accumulated depreciation and amortization	(34,932)

$19,102

Depreciation expense totaled $5,584 and $9,165 for the quarters ended March 31, 2009 and March 31, 2008 respectively.
(6) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of March 31, 2009, the Company had 50,000,000 shares of common stock that are authorized, 23,602,614 shares are issued and outstanding with a par value of $.001 per share.
Warrants
In conjunction with notes issued and/or extended to BOCO Investments, LLC we issued 1,000,000 warrants to BOCO on February 25, 2009 and 1,500,000 warrants on March 31, 2009. The warrants issued on February 25th had a three year maturity and an exercise price of $0.25 per share. Given a market price of $0.10, a risk free rate of 1.31% and a volatility input of 52.12%, the total amount expensed for these warrants was $11,546. The warrants issued on March 31st had a maturity of three and one half years and an exercise price of $0.25 per share. Given a market price of $0.05, a risk free rate of 1.31% and a volatility input of 55.92%, the total amount expensed for these warrants was $4,610.
(7) Notes Receivable
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed in addition to various reserves and had a term of six months with the ability to extend for an additional six months. The note is secured by a first mortgage on two of the properties. The note matured on April 15, 2009 and we are in the process of negotiating an extension of the note. As of March 31, 2009, $2,550,787 was drawn on the note.

(8) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	3,910,000
Net operating loss and carry-forwards	3,476,000
Allowance for Doubtful Accounts	305,000
Partnership income	130,000
Origination Fee Income	(85,000)
Fixed Assets	(4,000)
Other temporary differences	(67,000)

7,665,000
Valuation Allowance	(7,665,000)

Total net deferred tax assets	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The vast majority of our NOL carryforwards will expire through the year 2028. As of March 31, 2009, the Company has a valuation allowance of $7,665,000.
(9) Notes Payable
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
As of March 31, 2009, we had no outstanding notes under this facility.

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
As of March 31, 2009, we had two outstanding notes originally issued under this facility. One note had a principal balance of $2,177,405 as of March 31, 2009 and matures on December 1, 2009. Total accrued interest on this note through March 31, 2009 was $148,013. The other note had a principal balance of $3,612,727 as of March 31, 2009 and matured on March 27, 2009. We are currently working with United Western Bank to extend the note. Total accrued interest on this note through March 31, 2009 was $140,871.
(10) Impairment of Assets
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
We recognized $115,500 of impairments for the quarter ended March 31, 2009.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K and any Current Reports on Form 8-K.
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
In the second quarter 2008, we began to plan to significantly expand the scope of our business model in order to take advantage of changed market opportunities and more efficiently and profitably deploy capital going forward. This expanded model includes broadening our target property types beyond small-box, single-tenant retail to include office, industrial, multi-family, multi-tenant retail, hospitality and select land transactions. In addition, we have expanded our financial product offerings to focus on preferred equity, mezzanine debt and high yield bridge loans.
Our expanded model focuses on investing in higher-quality, more experienced developers, owners and operators. These target partners typically have equity capital to invest and are able to secure senior debt for their projects, but require additional capital, particularly in today’s capital market environment, to bridge the gap between senior debt and their available equity. We seek to fill this gap with preferred equity or mezzanine debt. These structures generally require our partner to provide the senior debt as well as have some equity invested in order to prevent us from being in a first-loss position, which will allow us to invest in larger transactions, with higher quality partners, at lower risk but higher risk-adjusted returns than transactions in which we have previously invested.

RECENT DEVELOPMENTS
While we had some success in deploying capital under our new approach, our slower than expected disposition of our existing properties has created investment capital constraints that has delayed the full implementation of our growth strategy. In January 2009, we shifted our immediate focus to capital preservation and portfolio management. Under this strategy we have dramatically decreased our operating capital needs and are focusing on the disposition of our current portfolio in a manner that maximizes our shareholder value. As we sell existing properties and recoup invested capital, we will actively pursue new investment opportunities and will then shift our focus back to the growth strategy we identified last year.
Our principal business address is 1440 Blake Street, Suite 310, Denver, CO 80202
We have not been subject to any bankruptcy, receivership or similar proceeding.
Results of Operations
The following discussion involves our results of operations for the quarters ending March 31, 2009 and March 31, 2008. Our revenues for the quarter ended March 31, 2009 were $2,218,155 compared to $1,190,405 for the quarter ended March 31, 2008. We sold one project for the quarter ended March 31, 2009 totaling $1,992,151 compared to one project totaling $1,164,000 for the quarter ended March 31, 2008. We will continue to recognize sales revenue as we sell our current properties, all of which are currently classified “available for sale”; however, given current real estate market conditions we can not accurately predict the timing of these sales. Rental income for the quarter ended March 31, 2009 was $98,023 compared to $26,405 for the quarter ended March 31, 2008. This increase is due to additional completed projects that are generating lease income. We had interest income on notes receivable totaling $127,981 for the quarter ended March 31, 2009 compared to $-0- for the quarter ended March 31, 2008. We believe these fees should remain fairly stable throughout 2009.
We recognize cost of sales on projects during the period in which they are sold. We had $1,967,022 of cost of sales for the quarter ended March 31, 2009 compared to $1,164,000 for the quarter ended March 31, 2008. Cost of sales going forward will continue to be correlated with the timing of our property sales.
Selling, general and administrative costs were $572,559 for the quarter ended March 31, 2009 compared to selling, general and administrative costs of $688,004 for the quarter ended March 31, 2008. Based on our recent cost cutting measures, we anticipate that our selling, general and administrative expense will decrease substantially beginning in the second half of 2009.
During the quarter ended March 31, 2009 we recognized an impairment charge totaling $115,500 compared to an impairment charge of $-0- for the quarter ended March 31, 2008. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to test our properties for impairment on a quarterly basis.
We recognized a full deferred tax allowance as of December 31, 2007 and as such we incurred no income tax benefit for the quarters ended March 31, 2009 or March 31, 2008. We do not anticipate recognizing an income tax benefit or expense for the foreseeable future.
We had a net loss of $839,308 for the quarter ended March 31, 2009 compared to a net loss of $1,014,759 for the quarter ended March 31, 2008. Net loss available to common shareholders, after preferred stock dividends was $839,308 for the quarter ended March 31, 2009 compared to $1,092,097 for the quarter ended March 31, 2008. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.

Liquidity and Capital Resources
Cash and cash equivalents, were $2,334,651on March 31, 2009 compared to $2,383,740 on March 31, 2008.
Cash used in operating activities was $109,247 for the quarter ended March 31, 2009 compared to cash provided by operating activities of $545,563 for the quarter ended March 31, 2008. This change was primarily the result of fewer projects acquired or under construction during the current period. Cash used in operations has typically been substantial, driven by project funding requirements and we anticipate that it will continue to be significant moving forward.
Cash provided by investing activities was $-0- for the quarter ended March 31, 2009 compared to cash used in investing activities of $8,839 for the quarter ended March 31, 2008. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. In the fourth quarter of 2008 we recognized an allowance to fully cover all outstanding promissory notes balance as of December 31, 2008. The balance and allowance remained the same for the quarter ended March 31, 2009.
Cash provided by financing activities was $60,158 for the quarter ended March 31, 2009 compared to cash used in financing activities of $1,940,982 for the quarter ended March 31, 2008. This change was primarily the result of fewer projects being acquired or under construction during the current period.
All of our subordinated debt notes with our two major investors, GDBA and BOCO mature before December 31, 2009, including our two $7 million notes that were issued on September 28, 2006 which will mature on September 28, 2009. We are in current discussions with BOCO and GDBA to extend these notes. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management.
Based on our cash balance and our availability on our Senior Subordinated Notes as of March 31, 2009, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next nine months. We will need to sell some of our existing projects in order to fund our operations through the end of the year. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.
As of March 31, 2009, we had $21.25 million in subordinated debt notes that were fully drawn. In addition, we had $10 million in availability on our existing senior credit facility; however, given the deal structure constraints under this facility, it is unlikely that we would be able to utilize any of our availability in the near future.
Recently Issued Accounting Pronouncements
We have adopted SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” in the beginning of our 2009 fiscal year. As of March 31, 2009, there has been no material impact related to the pronouncements on our consolidated financial statements. Further information on these accounting pronouncements is located in our 2008 Form 10K.
On January 1, 2009, the Company adopted the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock. To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of EITF 07-5 did not impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not effect disclosure requirements in other accounting standards. The Company adopted SFAS No. 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s consolidated financial position and results of operations.
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
Our critical accounting policies are estimates and are included in our Annual 10K filed with the SEC on April 15, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2008 were $4,799,708. We had a net loss of $14,710,593 for the fiscal year ended December 31, 2008. Our revenues for the quarter ended March 31, 2009 were $2,218,155 compared to revenues for the quarter ended March 31, 2008 of $1,190,405. We had a net loss of $839,308 for the quarter ended March 31, 2009 compared to a net loss of $1,014,759 for the quarter ended March 31, 2008. As of March 31, 2009 we have an accumulated deficit of $22,817,021. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
BECAUSE WE HAVE RECURRING LOSSES, HAVE USED SIGNIFICANT CASH IN SUPPORT OF OUR OPERATING ACTIVITIES, HAVE A LIMITED OPERATING HISTORY AND ARE RELIANT UPON FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
For the year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of recurring losses, the use of significant cash in support of our operating activities, our limited operating history and our reliance upon funding commitments with two significant shareholders. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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

WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA and BOCO. We currently have $7.5 million in outstanding notes with GDBA and $13.75 million in outstanding notes with BOCO. We would be unable to fund any projects if we lose our current funding commitment from these shareholders. In addition, our senior credit facility with Vectra Bank Colorado, which is renewable annually, has been guaranteed by GDBA. In any case, we expect to rely upon both GDBA and BOCO for funding commitments for the foreseeable future.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of March 31, 2009, we had total indebtedness under our various credit facilities of approximately $27.1 million. Our indebtedness could have important consequences to you. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios, thereby reducing the availability of our cash flow for other purposes; or

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compare to our competitors that may have less indebtedness.

In addition, our credit facilities permit us to incur substantial additional indebtedness in the future. As of March 31 2009, we had approximately $21.25 million available to us for additional borrowing under our $31.5 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT.
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $8,030,002 in the fiscal year ended December 31, 2008 and $3,046,196 for the year ended December 31, 2007 . We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH.
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
THERE ARE POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.
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
OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly James W. Creamer, III, our President and Chief Financial Officer, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Creamer. We have not obtained key man life insurance on the lives of any of these individuals.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 12, 2009, we revised two Warrant agreements which we previously issued to BOCO Investments, LLC. The revised Warrant agreements deleted previous language which permitted adjustments to the exercise price of the warrants to be issued to BOCO Investments, LLC. under the two Warrant agreements upon the issuance of additional rights or warrants by us to third parties. Other than the deletion of this language, all other terms and conditions of the two Warrant agreements remain the same.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
4.3		Warrant dated February 25, 2009 for BOCO INVESTMENTS, LLC., as revised
4.4		Warrant dated March 31, 2009 for BOCO INVESTMENTS, LLC., as revised
21	*	List of Subsidiaries
31.1		Certification of Chief Executive/Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1		Certification of Chief Executive/Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Previously filed
Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended March 31, 2009: January 21, 2009 relating to the departure of a principal officer and other matters, March 3, 2009 relating to the entry into a material agreement and the creation of a direct financial obligation.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: May 15, 2009	By:	/s/ James W Creamer III
James W Creamer III
President, Chief Executive Officer, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.3	Warrant dated February 25, 2009 for BOCO INVESTMENTS, LLC., as revised
4.4	Warrant dated March 31, 2009 for BOCO INVESTMENTS, LLC., as revised
21	List of Subsidiaries
31.1	Certification of Chief Executive/Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive/Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002