Form 10-K/A
period 2007-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-07-02
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 3 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed CapTerra Financial Group, Inc, formerly known as Across America Real Estate Corp.. (the “Company”) originally with the Securities and Exchange Commission on March 31, 2008 (the “Annual Report”). This Amendment is being filed for the sole purpose to amend the Report of Independent Registered Public Accounting Firm.
Except as described above, this Amendment does not change any previously reported financial results, modify or update disclosures in the Annual Report, or reflect events occurring after the date of the filing of the Annual Report.

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
/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 25, 2008, except for Notes 8 and 18
  which are dated April 3, 2009

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:

(a)	(1)	FINANCIAL STATEMENTS*

	(2)	SCHEDULES*

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number		Description

3.1	*	Articles of Incorporation

3.2	*	Bylaws

3.3	*	Articles of Amendment to Articles of Incorporation

10.26	*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	*	List of Subsidiaries

31.1		Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1		Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
(b)	Reports on Form 8-K.
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

CAPTERRA FINANCIAL GROUP, INC.
Dated: July 2, 2009	By:	/s/ James W. Creamer III
James W. Creamer III
President, Chief Executive Officer, Treasurer, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 2, 2009	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: July 2, 2009	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: July 2, 2009	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1	*	Articles of Incorporation

3.2	*	Bylaws

3.3	*	Articles of Amendment to Articles of Incorporation

10.26	*	Amendment to Subordinated Note, GDBA, Dated March 25, 2008

10.27	*	Amendment to Revolving Note, GDBA, Dated March 25, 2008

10.28	*	Amendment to Subordinated Note, BOCO, Dated March 25, 2008

10.29	*	Amendment to Revolving Note, BOCO, Dated March 25, 2008

21	*	List of Subsidiaries

31.1		Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1		Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed