Form 10-Q
period 2009-06-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-08-14
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50764
CapTerra Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-0003432

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 Blake Street, Suite 310 Denver, CO	80202

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code: (303) 893-1003
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

23,602,614 shares	As of August 7, 2009

Common Stock, $0.01 par value

FORM 10-Q
CapTerra Financial Group, Inc.

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” “CPTA” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)

Assets
Cash and equivalents	$2,175,964	$2,383,740
Accounts receivable	216,805	218,357
Notes receivable	2,724,272	2,343,732
Property and equipment, net of accumulated depreciation	15,726	39,432
Real estate held for sale	16,146,237	17,333,027
Deposits and prepaids	35,667	52,436

Total assets	$21,314,671	$22,370,724

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable	$—	$38,414
Accrued liabilities	114,368	128,944
Senior subordinated revolving notes, related parties	22,467,428	20,802,247
Notes payable	6,060,138	7,330,652

Total liabilities	28,641,934	28,300,257

Shareholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 23,602,614 shares issued and outstanding	23,603	23,603
Additional paid-in-capital	16,040,733	16,024,577
Accumulated deficit	(23,391,599)	(21,977,713)

Total shareholders’ deficit	(7,327,263)	(5,929,533)

Total liabilities and shareholders’ deficit	$21,314,671	$22,370,724

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Sales	$250,000	$—	$2,242,151	$1,164,000
Interest income — note receivable	173,484	—	301,465
Rental income	92,621	119,788	190,644	146,193

Total revenue	516,105	119,788	2,734,260	1,310,193

Operating expenses:
Cost of sales	256,754	—	2,223,776	1,164,000
Impairment loss on real estate	—	595,868	115,500	595,868
Conversion expense	—	2,518,750	—	2,518,750
Selling, general and administrative	446,586	676,633	1,019,145	1,364,640

Total operating expenses	703,340	3,791,251	3,358,421	5,643,258

Loss from operations	(187,235)	(3,671,463)	(624,161)	(4,333,065)

Non-operating expense:
Interest expense	(387,344)	(273,234)	(768,424)	(626,389)
Other expense	—	—	(9,627)	—

Loss before income taxes	(574,579)	(3,944,697)	(1,413,887)	(4,959,454)
Income tax provision	—	—	—	—

Net loss	$(574,579)	$(3,944,697)	$(1,413,887)	$(4,959,454)

Preferred stock dividends	—	(77,338)	—	(154,675)

Net loss available to common shareholders	$(574,579)	$(4,022,035)	$(1,413,887)	$(5,114,129)

Basic and diluted loss per common share	$(0.02)	$(0.25)	$(0.06)	$(0.32)

Basic and diluted weighted average common shares outstanding	23,602,614	16,382,943	23,602,614	16,208,827

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,413,887)	$(4,959,454)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and write-off of assets	23,706	18,329
Impairment of assets	115,500	595,868
Conversion expense	—	2,518,750
Stock option compensation expense	—	33,623
Warrant expense	16,156	—
Changes in operating assets and operating liabilities:
Construction in progress	—	(502,373)
Real estate held for sale	1,071,290	(2,322,929)
Land held for development	—	434,726
Accounts receivable	1,552	2,073,809
Notes receivable	(380,540)	—
Deposits and prepaids	16,769	7,051
Accounts payable and accrued liabilities	(52,990)	(540,525)
Unearned revenue	—	(437,695)

Net cash (used in) operating activities	(602,444)	(3,080,820)

Cash flows from investing activities:
Cash collections on notes receivable	—	290,000
Issuance of notes receivable	—	(62,442)
Cash paid for property and equipment	—	(11,396)

Net cash provided by investing activities	—	216,162

Cash flows from financing activities:
Preferred stock dividends paid	—	(78,187)
Related party loans, net	1,665,181	398,713
Notes payable, net	(1,270,514)	955,712

Net cash provided by financing activities	394,667	1,276,238

Net change in cash	$(207,776)	$(1,588,420)

Cash and cash equivalents, beginning of the period	$2,383,740	$2,035,620

Cash and cash equivalents, end of the period	$2,175,964	$447,200

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of related notes payable to common stock	$—	$6,817,912

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at June 30, 2009:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

South Glen Eagles Drive, LLC	51%
Hwy 46 and Bluffton Pkwy, LLC	51%
AARD LECA LSS Lonestar, LLC	51%
AARD LECA VL1, LLC	51%
AARD-Charmar Greeley, LLC	51%
AARD-Charmar Greeley Firestone, LLC	51%
AARD-Econo Lube Stonegate, LLC	51%
Buckeye AZ, LLC	51%
AARD-Cypress Sound, LLC	51%
AARD Esterra Mesa 1, LLC	100%
CapTerra Fund I, LLC	100%
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
The Company also generates minimal rental and management fee income between the periods when a real estate project is occupied through the closing date on which the project is sold. In addition, the Company recognizes interest revenue on projects that are funded up front. Rental income and management fee income is recognized in the month earned.
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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. For the quarter ended June 30, 2009 we recognized $-0- in impairment losses and $595,868 for the quarter ended June 30, 2008.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of June 30, 2009 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements.
Recent Accounting Pronouncements
On September 15, 2009, the company will adopt FASB 168, “Statement of Financial Accounting” (FASB 168 replaces FASB statement 162.) The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature, not included in the Codification, will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
As of June 15, 2009 FASB 165, “Subsequent Events” establishes principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. The latter event(s) are limited to certain event types that are outlined in their respective FASB or FASB 165. Certain events must be disclosed so as to not have financial statements that are misleading. For either situation management will evaluate and determine the potential disclosure of the event(s) through the date the financial statements are issued.
We have adopted SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” in the beginning of our 2009 fiscal year. As of June 30, 2009, there has been no material impact related to the pronouncements on our consolidated financial statements. Further information on these accounting pronouncements is located in our 2008 Form 10K.
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
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. As the requirements under this FSP are consistent with our current practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.
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
As of June 30, 2009 we had ten properties classified as real estate held for sale totaling $16,146,237 in costs, four of which representing a total cost of $9,292,932 were completed projects and six of which representing a total cost of $6,853,305 were raw land currently being marketed for sale. These properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah.
(4) Related Party Transactions
On June 30, 2009 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO	Total
Subordinated notes	$7,829,621	$14,309,284	$22,138,905
Accrued interest	112,797	215,726	328,523

Total senior subordinated revolving notes	$7,942,418	$14,525,010	$22,467,428

GDBA Investments, LLLP
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us which matures on September 28, 2009. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As of June 30, 2009, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. As of June 30, 2009 the full amount of this note was outstanding.
On April 1, 2009, we entered into an accrued interest term note with GDBA for the accrued interest amount due through March 31, 2009 of $319,233. The note carries an per annum interest rate of 0.76% with a maturity date of October 28, 2009. As of June 30, 2009 the full amount of this note was outstanding.
Since April 1, 2009 we have accrued, but not paid the interest due to GDBA on all outstanding notes. For the quarter ended June 30, 2009, $112,797 of interest was accrued but not paid.
BOCO Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us which matures on September 28, 2009. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As of June 30, 2009, the full amount of this note was outstanding.
On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note is due September 25, 2009, with the ability to extend an additional six months. As of June 30, 2009, the full amount of this note was outstanding.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note is due October 30, 2009, with the ability to extend an additional six months. As of June 30, 2009 the full amount of this note was outstanding.
On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement on our membership interest in Esterra Mesa 1, LLC. This note is due September 25, 2009, with the ability to extend an additional six months. As of June 30, 2009 the full amount of the note has been drawn and per the promissory note terms a $15,000 fee was required.

On February 25, 2009, we signed a promissory note to borrow from BOCO up to $500,000 for a period of six months at an interest rate of twelve percent per annum. We also have the ability to extend the note an additional six months per the terms of the agreement. As of June 30, 2009, the full amount of this note was outstanding.
On April 1, 2009, we entered into an accrued interest term note with BOCO in the amount of $544,809 for the accrued interest amount due through March 31, 2009 and $15,000 for the fee due on the September 10, 2008 promissory note. The note carries an per annum interest rate of 0.76% with a maturity date of October 28, 2009. As of June 30, 2009 the full amount of this note was outstanding.
Since April 1, 2009 we have accrued, but not paid the interest due to BOCO on all outstanding notes. For the quarter ended June 30, 2009, $215,726 of interest was accrued but not paid.
(5) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of June 30, 2009, the Company had 50,000,000 shares of common stock that are authorized, 23,602,614 shares are issued and outstanding with a par value of $.001 per share.
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
(6) Notes Receivable
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed in addition to various reserves. Subsequent to the issuance of this note, American Child Care Properties was acquired by RCS Capital Development, LLC. While the note matured on April 15, 2009, we have been negotiating an extension to the note along with the assumption of the note by RCS Capital Development. On July 31, 2009 we finalized the assumption and extension agreement whereby the loan was decreased to $3.6 million and the maturity was extended to April 15, 2010, with one optional six-month extension. The interest rate remains unchanged and we received a $67,900 extension fee. As of June 30, 2009, $2,550,787 was drawn on the note.

(7) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	3,792,000
Net operating loss and carry-forwards	3,817,000
Allowance for Doubtful Accounts	305,000
Partnership income	130,000
Origination Fee Income	(84,000)
Fixed Assets	(4,000)
Other temporary differences	(67,000)

7,889,000
Valuation Allowance	(7,889,000)

Total net deferred tax assets	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. As of June 30, 2009, the Company has a valuation allowance of $7,889,000.
(8) Notes Payable
Vectra Bank Senior Credit Facility:
On April 25, 2005, we entered into a $10 million senior credit facility with Vectra Bank of Colorado (“Vectra Bank”). This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. The facility matured on May 31, 2009 and we elected not to renew it. There were no balances or activities under this facility during the quarter that ended June 30, 2009.
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
As of June 30, 2009, we had two outstanding notes originally issued under this facility. One note had a principal balance of $2,167,393 as of June 30, 2009 and matures on December 1, 2009. Total accrued interest on this note through June 30, 2009 was $148,013. The other note had a principal balance of $3,612,727 as of June 30, 2009 and matured on June 24, 2009. We are currently working with United Western Bank to extend the note. Total accrued interest on this note through June 30, 2009 was $132,004.

(9) Impairment of Assets
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
We recognized $-0- of impairments for the quarter ended June 30, 2009.
(10) Subsequent Events
SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued, and has determined no other subsequent events to be reported.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K and any Current Reports on Form 8-K.
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
Results of Operations
The following discussion involves our results of operations for the quarters ending June 30, 2009 and June 30, 2008. Our revenues for the quarter ended June 30, 2009 were $516,105 compared to $119,788 for the quarter ended June 30, 2008. We sold one project for the quarter ended June 30, 2009 totaling $250,000 compared to no project sales for the quarter ended June 30, 2008. We will continue to recognize sales revenue as we sell our current properties, all of which are currently classified “available for sale”; however, given current real estate market conditions we can not accurately predict the timing of these sales. Rental income for the quarter ended June 30, 2009 was $92,621 compared to $119,788 for the quarter ended June 30, 2008. We had interest income on notes receivable totaling $173,484 for the quarter ended June 30, 2009 compared to $-0- for the quarter ended June 30, 2008. We believe these fees should remain fairly stable throughout 2009.
We recognize cost of sales on projects during the period in which they are sold. We had $256,754 of cost of sales for the quarter ended June 30, 2009. Since we had no sales for the quarter ended June 30, 2008 we have no cost of sales for that same period. Cost of sales going forward will continue to be correlated with the timing of our property sales.
Selling, general and administrative costs were $446,586 for the quarter ended June 30, 2009 compared to selling, general and administrative costs of $676,633 for the quarter ended June 30, 2008. This decrease is largely attributable to several cost cutting measures including implemented during the first quarter of 2009, which included downsizing our workforce and moving our corporate offices. While we realized some effect of these cost cutting measures during the quarter ended June 30, 2009, much of the cost savings will be realized in the second half of the year and we anticipate that our selling, general and administrative expense will decrease further moving forward.
During the quarter ended June 30, 2009 we recognized no impairment charges. We recognized $595,868 of impairment expense for the period ended June 30, 2008. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to test our properties for impairment on a quarterly basis.
For the quarters ended June 30, 2009 and June 30, 2008, we recognized a current and deferred tax asset that was offset by a deferred tax allowance in the same amount.
We had a net loss of $574,579 for the quarter ended June 30, 2009 compared to a net loss of $3,944,697 for the quarter ended June 30, 2008. On June 30, 2008, we converted all convertible preferred stock to common stock so no dividends have been paid from June 30, 2008 forward.
Our revenues for the six months ended June 30, 2009 were $2,734,260 compared to $1,310,193 for the six months ended June 30, 2008. Project sales for the six months ended June 30, 2009 were $2,242,151 compared to $1,164,000 for the six months ended June 30, 2008. This increase was due to additional projects sold during the period. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. We had rental income for the six months ended June 30, 2009 of $190,644 compared to $146,193 for the six months ended June 30, 2008, which is attributable to having more rent producing properties in the current six months versus the prior year. We recognized interest income of $301,465 for the six months ended June 30, 2009 compared to $-0- for the six months ended June 30, 2008. The increase in interest income was due to our ACCP loan which was originated in October 2008.
Selling, general and administrative costs were $1,019,145 for the six months ended June 30, 2009 compared to $1,364,640 for the six months ended June 30, 2008. This decrease is largely attributable to several cost cutting measures including implemented during the first quarter of 2009, which included downsizing our workforce and moving our corporate offices. While we realized some effect of these cost cutting measures during the six months ended June 30, 2009, much of the cost savings will be realized in the second half of the year and we anticipate that our selling, general and administrative expense will decrease further moving forward.
During the six months ended June 30, 2009 we recognized $115,500 of impairment expense compared to $595,868 for the six months ended June 30, 2008. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a yearly basis. We also recognized a conversion expense of $2,518,750 for the six-months ended June 30, 2008, which was related to the conversion of subordinated debt and convertible preferred stock into common stock at a price which was deemed to be below fair value.

We had a net loss of $1,413,887 for the six months ended June 30, 2009 compared to a net loss of $4,959,454 for the six months ended June 30, 2008. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents, were $2,175,964 on June 30, 2009 compared to $447,200 on June 30, 2008.
Cash used in operating activities was $602,444 for the six months ended June 30, 2009 compared to $3,080,820 for the six months ended June 30, 2008. This change was primarily the result of fewer projects acquired or under construction during the current period. Cash used in operations should continue to decrease as we sell properties currently held for sale.
Cash provided by investing activities was $0 for the six months ended June 30, 2009 compared to $216,162 for the six months ended June 30, 2008. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. In the fourth quarter of 2008 we recognized an allowance to fully cover all outstanding promissory notes balance as of December 31, 2008. The balance and allowance remained the same for the quarter ended June 30, 2009.
Cash provided by financing activities was $394,667 for the six months ended June 30, 2009 compared to $1,276,238 for the six months ended June 30, 2008. This change was primarily the result of fewer projects acquired or under construction during the current period. Cash provided by financing activities should continue to decrease as we pay down related party notes associated with property sales.
All of our subordinated debt notes with our two major investors, GDBA and BOCO, mature before December 31, 2009, including our two $7 million notes that were issued on September 28, 2006 which will mature on September 28, 2009. We are in current discussions with BOCO and GDBA to extend these notes. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management.
Based on our cash balance and our availability on our Senior Subordinated Notes as of June 30, 2009, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next twelve months. We will need to sell some of our existing projects in order to fund our operations for the next twelve months. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward.
In addition, one of our notes that was issued by United Western Bank mature on June 24, 2009. While we are currently working with the bank to renew the loan it is possible that the renewal would require a principal reduction of approximately $900,000. Although we believe that we have an alternative solution that won’t require the additional capital outflow, should it be necessary to make a principal payment of this size, it would have a materially negative impact on our liquidity and capital resources.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.
As of June 30, 2009, we had $21.25 million in subordinated debt notes that were fully drawn. We had no availability on our credit lines on June 30, 2009.
Recently Issued Accounting Pronouncements
We have adopted SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” in the beginning of our 2009 fiscal year. As of June 30, 2009, there has been no material impact related to the pronouncements on our consolidated financial statements. Further information on these accounting pronouncements is located in our 2008 Form 10K.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2008 were $4,799,708. We had a net loss of $14,710,593 for the fiscal year ended December 31, 2008. Our revenues for the quarter ended June 30, 2009 were $516,105 compared to revenues for the quarter ended June 30, 2008 of $119,788. We had a net loss of $574,579 for the quarter ended June 30, 2009 compared to a net loss of $3,944,697 for the quarter ended June 30, 2008. As of June 30, 2009 we have an accumulated deficit of $23,391,599. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA and BOCO. We currently have $7.83 million in outstanding notes with GDBA and $14.31 million in outstanding notes with BOCO. All of our subordinated debt notes with these two major investors mature before December 31, 2009, including our two $7 million notes that were issued on September 28, 2006 which will mature on September 28, 2009. We are in current discussions with BOCO and GDBA to extend these notes. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management. We would be unable to fund any projects in the foreseeable future, if we lose our current funding commitment from these shareholders.

OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of June 30, 2009, we had total indebtedness under our various credit facilities of approximately $28.5 million. Our indebtedness could have important consequences to you. For example, it could:
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

Our credit facilities may permit us to incur substantial additional indebtedness in the future. As of June 30, 2009, we had no availability for additional borrowing under our $21.25 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
In addition, one of our notes that was issued by United Western Bank matured on June 24, 2009. While we are currently working with the bank to renew the loan it is possible that the renewal would require a principal reduction of approximately $900,000. Although we believe that we have an alternative solution that won’t require the additional capital outflow, should it be necessary to make a principal payment of this size, it would have a materially negative impact on our liquidity and capital resources.
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
WE PAY INTEREST ON A MAJORITY OF OUR CREDIT FACILITIES AT VARIABLE RATES, RATHER THAN FIXED RATES, WHICH COULD AFFECT OUR PROFITABILITY.
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

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly James W. Creamer, III, our President, Treasurer and Chief Executive Officer, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Creamer. We have not obtained key man life insurance on the lives of any of these individuals.
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
OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.
There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board. However, an active trading market for our shares have not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:
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
Reports on Form 8-K
We filed the following reports under cover of Form 8K for the fiscal quarter ended June 30, 2009: April 6, 2009 — Entry into a Material Definitive Agreement; April 13, 2009 — Non-Reliance on Previously Issued Financial Statements. We filed the following report under cover of Form 8K/A for the fiscal quarter ended June 30, 2009: April 16, 2009 — Non-Reliance on Previously Issued Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: August 14, 2009	By:	/s/ James W Creamer III
James W Creamer III
President & CEO

CAPTERRA FINANCIAL GROUP, INC.
Dated: August 14, 2009	By:	/s/ Joni K Troska
Joni K Troska
Chief Financial Officer,

EXHIBIT INDEX

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