Form 10-Q
period 2009-09-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2009-11-16
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

23,602,614 shares	As of November 9, 2009

Common Stock, $0.01 par value

FORM 10-Q
CapTerra Financial Group, Inc.

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” “CPTA” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)

Assets
Cash and equivalents	$1,076,285	$2,383,740
Accounts receivable	217,513	218,357
Notes receivable	3,245,542	2,343,732
Property and equipment, net of accumulated depreciation	12,350	39,432
Real estate held for sale	16,146,238	17,333,027
Deposits and prepaids	34,755	52,436

Total assets	$20,732,683	$22,370,724

Liabilities and Shareholders’ Deficit
Liabilities
Accounts payable	$—	$38,414
Accrued liabilities	87,401	128,944
Senior subordinated revolving notes, related parties	22,281,511	20,802,247
Notes payable	6,026,885	7,330,652

Total liabilities	28,395,797	28,300,257

Shareholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 23,602,614 shares issued and outstanding	23,603	23,603
Additional paid-in-capital	16,265,527	16,024,577
Accumulated deficit	(23,952,244)	(21,977,713)

Total shareholders’ deficit	(7,663,114)	(5,929,533)

Total liabilities and shareholders’ deficit	$20,732,683	$22,370,724

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Sales	$—	$3,171,409	$2,242,151	$4,381,723
Interest income — note receivable	191,709	45,691	493,174	38,090
Rental income	130,729	116,570	321,373	224,048

Total revenue	322,438	3,333,670	3,056,698	4,643,861

Operating expenses:
Cost of sales	—	2,954,748	2,223,776	4,118,748
Impairment loss on real estate	—	4,156,444	115,500	4,752,312
Conversion expense	—	—	—	2,518,750
Selling, general and administrative	470,752	579,167	1,506,055	1,943,805

Total operating expenses	470,752	7,690,359	3,845,331	13,333,615

Loss from operations	(148,314)	(4,356,689)	(788,633)	(8,689,754)

Non-operating expense:
Interest expense	(413,771)	(278,133)	(1,182,194)	(912,987)
Other (expense)/income	1,439	931	(3,703)	9,394

Loss before income taxes	(560,646)	(4,633,891)	(1,974,530)	(9,593,347)

Income tax provision	—	—	—	—

Net loss	$(560,646)	$(4,633,891)	$(1,974,530)	$(9,593,347)

Preferred stock dividends	—	—	—	(154,675)

Net loss available to common shareholders	$(560,646)	$(4,633,891)	$(1,974,530)	$(9,748,022)

Basic and diluted loss per common share	$(0.02)	$(0.20)	$(0.08)	$(0.73)

Basic and diluted weighted average common shares outstanding	23,602,614	23,602,614	23,602,614	13,328,519

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,974,530)	$(9,593,347)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and write-off of assets	27,082	25,854

Impairment of assets	115,500	4,752,312
Conversion expense	—	2,518,750
Stock option compensation expense	224,793	43,570
Warrant expense	16,156	—
Minority interest	—	(4,594)
Changes in operating assets and operating liabilities:
Construction in progress	—	107,504
Real estate held for sale	1,071,289	(229,361)
Land held for development	—	(2,024,830)
Accounts receivable	844	2,078,574
Deposits and prepaids	17,681	12,840
Accounts payable and accrued liabilities	(79,957)	(546,775)
Unearned revenue	—	(522,841)

Net cash (used in) operating activities	(581,142)	(3,382,344)

Cash flows from investing activities:
Cash collections on notes receivable	—	365,025
Issuance of notes receivable	(901,810)	(131,437)
Cash paid for property and equipment	—	(11,397)

Net cash (used in)/provided by investing activities	(901,810)	222,191

Cash flows from financing activities:
Preferred stock dividends paid	—	(78,187)
Proceeds from issuance of related party loans	3,100,106	12,638,861
Repayment of related party loans	(1,620,842)	(11,247,313)
Proceeds from issuance of notes payable	53,254	3,016,292
Repayment of notes payable	(1,357,021)	(2,424,072)

Net cash provided by financing activities	175,497	1,905,581

Net change in cash	$(1,307,455)	$(1,254,572)

Cash and cash equivalents, beginning of the period	$2,383,740	$2,035,620

Cash and cash equivalents, end of the period	$1,076,285	$781,048

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of related notes payable to common stock	$—	$6,817,912

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at September 30, 2009:
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
The Company also generates minimal rental income between the periods when a real estate project is occupied through the closing date on which the project is sold. In addition, the Company recognizes interest revenue on projects that are funded up front. Rental income is recognized in the month earned.

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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. For the quarter ended September 30, 2009 we recognized $-0- in impairment losses and $4,156,444 for the quarter ended September 30, 2008.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of September 30, 2009 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements.
Recent Accounting Pronouncements
On September 30, 2009, we adopted changes issued by Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles in the United States (“GAAP”). These changes established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
As of June 15, 2009 we adopted changes issued by FASB for Subsequent Events which established principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. Certain events must be disclosed so as to not have financial statements that are misleading. Management will evaluate and determine the potential disclosure of the event(s) through the date the financial statements are issued.
As of June 15, 2009 we adopted changes issued by FASB for determining fair value of financial instruments when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. As the requirements under this guidance are consistent with our current practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.
In June 2008, the FASB approved guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance instructs an entity to use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this guidance on January 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements in 2009.
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
As of September 30, 2009 we had ten properties classified as real estate held for sale totaling $16,146,238 in costs, four of which representing a total cost of $9,292,933 were completed projects and six of which representing a total cost of $6,853,305 were raw land currently being marketed for sale. These properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah.
(4) Related Party Transactions
On September 30, 2009 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO	TOTAL
Subordinated notes	$7,821,005	$13,800,670	$21,621,675
Accrued interest	226,833	433,003	659,836.00

Total senior subordinated revolving notes	$8,047,838	$14,233,673	$22,281,511

GDBA Investments, LLLP
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matured on September 28, 2009; however, the term was extended to September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As part of the note extension, GDBA agreed to receive quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of September 30, 2009, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. As of September 30, 2009 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with GDBA for the accrued interest amount due through March 31, 2009 of $321,005. The note carries an per annum interest rate of 0.76% with a maturity date of October 28, 2009. As of September 30, 2009 the full amount of this note was outstanding. Subsequent to September 30, 2009, we negotiated an extension of the debt agreement. See footnote 10 for further details.
Since April 1, 2009 we have accrued, but not paid the interest due to GDBA on all outstanding notes. For the quarter ended September 30, 2009, $226,833 of interest was accrued but not paid.
BOCO Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matured on September 28, 2009; however, the term was extended to September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As part of the note extension, BOCO agreed to receive quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of September 30, 2009, the full amount of this note was outstanding.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note was due September 25, 2009, with the ability to extend an additional six months. On September 23, 2009 we exercised our option to extend the note to March 25, 2010 and under the agreement issued BOCO 200,000 additional warrants to purchase our common stock at $0.25 per share. As of September 30, 2009, the full amount of this note was outstanding.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note is due October 30, 2009, with the ability to extend an additional six months. As of September 30, 2009 the full amount of this note was outstanding. Subsequent to the quarter ended September 30, 2009 we requested an extension of the maturity date for our $4,000,000 promissory note with BOCO. It was accepted and the maturity date is now April 30, 2010.

On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement on the Company’s membership interest in Esterra Mesa 1, LLC. This note was due September 25, 2009, with the ability to extend an additional six months. On September 23, 2009 we exercised our option to extend the note to March 25, 2010 and under the agreement issued BOCO 150,000 additional warrants to purchase our common stock at $0.25 per share. As of September 30, 2009 the full amount of the note has been drawn and per the promissory note terms a $15,000 fee was required.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 for a period of up to one year at an interest rate of 6% per annum. As of September 30, 2009 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with BOCO in the amount of $550,670 for the accrued interest amount due through March 31, 2009 and $15,000 for the fee due on the September 10, 2008 promissory note. The note carries an per annum interest rate of 0.76% with a maturity date of October 28, 2009. As of September 30, 2009 the full amount of this note was outstanding. Subsequent to September 30, 2009, we negotiated an extension of the debt agreement. See footnote 10 for further details.
Since April 1, 2009 we have accrued, but not paid the interest due to BOCO on all outstanding notes. For the quarter ended September 30, 2009, $433,003 of interest was accrued but not paid.
(5) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of September 30, 2009, the Company had 50,000,000 shares of common stock that are authorized, 23,602,614 shares are issued and outstanding with a par value of $.001 per share.
Warrants
As of September 30, 2009, the Company had 2,850,000 warrants issued to BOCO Investments, LLC, 350,000 of which were issued during the quarter ended September 30, 2009. The 350,000 warrants issued on September 23, 2009 had a three year maturity and an exercise price of $0.25 per share. Given a market price of $0.05 per share, a risk free rate of 1.49% and a volatility input of 48.44% the total amount expensed for these warrants was $363.
Stock Options
On August 4, 2009 the Board of Directors approved the grant of 1,305,131 options to purchase common stock to our Chief Executive Officer and 261,026 options to purchase common stock to our Chief Financial Officer. Fifty percent of the options granted vested immediately and the remaining 50% will vest equally over a three year period. The options had a seven year maturity and an exercise price of $0.49 per share, which was the market price of the stock the day of the grant. Given a risk free rate of 3.21% and a volatility input of 50.78%, the expense recognized for the quarter ended September 30, 2009 for the vested portion of the options was $224,430. The future expense for the life of the options is expected to be $200,806.
(6) Notes Receivable
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed in addition to various reserves. Subsequent to the issuance of this note, American Child Care Properties was acquired by RCS Capital Development, LLC. We finalized an assumption and extension agreement whereby the maturity was extended to April 15, 2010, with one optional six-month extension. Because it was also determined that there was greater capacity than would be needed on the portion that had yet to be drawn, the total loan size was decreased to $3.6 million to better suit the needs of the borrower. The interest rate remains unchanged and we received a $67,900 extension fee. As of September 30, 2009, $3,245,542 was drawn on the note.

(7) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Impairment of asset	3,792,000
Net operating loss and carry-forwards	3,948,000
Allowance for Doubtful Accounts	305,000
Partnership income	130,000
Origination Fee Income	(84,000)
Fixed Assets	(4,000)
Other temporary differences	21,000

8,108,000
Valuation Allowance	(8,108,000)

Total net deferred tax assets	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is the full intention of the Company, that any carryback and carryforward amounts will be utilized against future taxable income. The vast majority of our NOL carryforwards will expire through the year 2028. The Company has recognized a full valuation allowance.
(8) Notes Payable
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
As of September 30, 2009, we had two outstanding notes originally issued under this facility. One note had a principal balance of $2,157,233 as of September 30, 2009 and matures on December 1, 2009. Total accrued interest on this note through September 30, 2009 was $148,013. The other note had a principal balance of $3,589,635 as of September 30, 2009 and matured on September 24, 2009. We are currently working with United Western Bank to extend the note. Total accrued interest on this note through September 30, 2009 was $132,004.

(9) Impairment of Assets
We invest significantly in real estate assets. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s property and equipment to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with FASB, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements. The Company engages real estate brokers to assist in determining the estimated selling price or when external opinions are not available uses their own market knowledge. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down an asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell. In the Company’s valuation of its impairment on real estate, level 2 inputs were utilized to determine the fair value of those assets.
We recognized $-0- and $4,156,444 of impairments for the quarters ended September 30, 2009 and 2008, respectively.
(10) Subsequent Events
On October 20, 2009, we exercised our six month extension for our $4,000,000 promissory note with BOCO Investments as prescribed in the original extension dated September 4, 2008. The maturity date has been extended to April 30, 2010. In exchange for this extension, we have granted BOCO Investments an additional warrant to purchase 800,000 common shares at a price of $0.25 per share for a period of three years from the date of the extension of the Note.
On October 28, 2009 our temporary interest notes to GDBA and BOCO matured. Both GDBA and BOCO approved one-year extensions to these notes at an annual interest rate of 6% to be paid upon their maturity.

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
Forward-Looking Statements
The Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K and any Current Reports on Form 8-K.
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
In the second quarter 2008, we began to plan to significantly expand the scope of our business model in order to take advantage of changed market opportunities and more efficiently and profitably deploy capital going forward. The expanded model includes the broadening our target property types beyond small-box, single-tenant retail to include office, industrial, multi-family, multi-tenant retail, hospitality and select land transactions. In addition, we have expanded our financial product offerings to focus on preferred equity, mezzanine debt and high yield bridge loans.
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
Results of Operations
The following discussion involves our results of operations for the quarters ending September 30, 2009 and September 30, 2008. Our revenues for the quarter ended September 30, 2009 were $322,438 compared to $3,333,670 for the quarter ended September 30, 2008. Project sales for the quarter ended September 30, 2009 were $-0- compared to $3,171,409 for the quarter ended September 30, 2008. We will continue to recognize sales revenue as we sell our current properties, all of which are currently classified “held for sale”; however, given current real estate market conditions we can not accurately predict the timing of these sales. Rental income for the quarter ended September 30, 2009 was $130,729 compared to $116,570 for the quarter ended September 30, 2008. We had interest income on notes receivable totaling $191,709 for the quarter ended September 30, 2009 compared to $45,691 for the quarter ended September 30, 2008. We believe these fees should remain fairly stable for the rest of 2009 into early 2010.
We recognize cost of sales on projects during the period in which they are sold. We had $-0- of cost of sales for the quarter ended September 30, 2009 and $2,954,748 for the quarter ended September 30, 2008. Since we had no sales for the quarter ended September 30, 2009 we have no cost of sales for that same period. Cost of sales going forward will continue to be correlated with the timing of our property sales.
Selling, general and administrative costs were $470,752 for the quarter ended September 30, 2009 compared to selling, general and administrative costs of $579,167 for the quarter ended September 30, 2008. This decrease is largely attributable to several cost cutting measures implemented during the first quarter of 2009 that included downsizing our workforce and moving our corporate offices. We will continue to realize the effect of these cost cutting measures during the remainder of the 2009 year and we anticipate that our selling, general and administrative expense will decrease further moving forward.
During the quarter ended September 30, 2009 we recognized no impairment charges. We recognized $4,156,444 of impairment expense for the period ended September 30, 2008. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to test our properties for impairment on a yearly basis or as triggering events occur.
For the quarters ended September 30, 2009 and September 30, 2008, we recognized a current and deferred tax asset that was offset by a deferred tax allowance in the same amount.
We had a net loss of $560,646 for the quarter ended September 30, 2009 compared to a net loss of $4,633,891 for the quarter ended September 30, 2008.
Our revenues for the nine months ended September 30, 2009 were $3,056,698 compared to $4,643,861 for the nine months ended September 30, 2008. Project sales for the nine months ended September 30, 2009 were $2,242,151 compared to $4,381,723 for the nine months ended September 30, 2008. This increase was due to additional projects sold during the period. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. We had rental income for the nine months ended September 30, 2009 of $321,373 compared to $224,048 for the nine months ended September 30, 2008, which is attributable to having more rent producing properties in the current nine months versus the prior year. We recognized interest income of $493,174 for the nine months ended September 30, 2009 compared to $38,090 for the nine months ended September 30, 2008. The increase in interest income was due to a bridge loan which was originated in October 2008.
Selling, general and administrative costs were $1,506,055 for the nine months ended September 30, 2009 compared to $1,943,805 for the nine months ended September 30, 2008. This decrease is largely attributable to several cost cutting measures implemented during the first quarter of 2009 that included downsizing our workforce and moving our corporate offices. We will continue to realize the effect of these cost cutting measures during the remainder of the 2009 year and we anticipate that our selling, general and administrative expense will decrease further moving forward.

During the nine months ended September 30, 2009 we recognized $115,500 of impairment expense compared to $4,752,312 for the nine months ended September 30, 2008. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on a yearly basis or as triggering events occur. We also recognized a conversion expense of $2,518,750 for the nine months ended September 30, 2008, which was related to the conversion of subordinated debt and convertible preferred stock into common stock at a price which was deemed to be below fair value.
We had a net loss of $1,974,535 for the nine months ended September 30, 2009 compared to a net loss of $9,593,347 for the nine months ended September 30, 2008. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents, were $1,076,285 on September 30, 2009 compared to $781,048 on September 30, 2008.
Cash used in operating activities was $581,142 for the nine months ended September 30, 2009 compared to $3,382,344 for the nine months ended September 30, 2008. This change was primarily the result of fewer projects acquired or under construction during the current period. Cash used in operations should continue to decrease as we sell properties currently held for sale.
Cash used in investing activities was $901,810 for the nine months ended September 30, 2009. Cash provided by investing activities was $222,191 for the nine months ended September 30, 2008. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. In the fourth quarter of 2008 we recognized an allowance to fully cover all outstanding promissory notes balance as of December 31, 2008. The balance and allowance remained the same for the quarter ended September 30, 2009.
Cash provided by financing activities was $175,497 for the nine months ended September 30, 2009 compared to $1,905,581 for the nine months ended September 30, 2008. This change was primarily the result of fewer projects acquired or under construction during the current period. Cash provided by financing activities should continue to decrease as we pay down related party notes associated with property sales.
Based on our cash balance and our availability on our Senior Subordinated Notes as of September 30, 2009, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next twelve months. We will need to sell some of our existing projects in order to fund our operations for the next twelve months. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward.
In addition, the note for $3,721,638 that was issued by United Western Bank matured on September 24, 2009. While we are currently working with the bank to renew the loan it is possible that the renewal would require a principal reduction of approximately $900,000. Although we believe that we have an alternative solution that won’t require the additional capital outflow, should it be necessary to make a principal payment of this size, it would have a materially negative impact on our liquidity and capital resources. No assurances can be made that management will be able to renew this note at terms favorable to the Company which could also have a material negative impact on our liquidity and capital resources
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.
Subsequent to the quarter ended September 30, 2009 we requested an extension of the maturity date for our $4,000,000 promissory note with BOCO. It was accepted and the maturity date is now April 30, 2010. In addition, we were approved to generate promissory notes to GDBA and BOCO for the total of accrued interest payable to them as of September 30, 2009. As of September 30, 2009, we had $21.62 million in subordinated debt notes that were fully drawn. We had no availability on our credit lines on September 30, 2009.
There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management.
Recently Issued Accounting Pronouncements
On September 30, 2009, we adopted changes issued by Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles in the United States (“GAAP”). These changes established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

As of June 15, 2009 we adopt changes issued by FASB for Subsequent Events which established principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. Certain events must be disclosed so as to not have financial statements that are misleading. Management will evaluate and determine the potential disclosure of the event(s) through the date the financial statements are issued.
As of June 15, 2009 we adopted changes issued by FASB for determining fair value of financial instruments when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. As the requirements under this guidance are consistent with our current practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.
In June 2008, the FASB approved guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance instructs an entity to use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this guidance on January 1, 2009, required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements in 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures as defined under the Exchange Act, our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR TWO MOST RECENT FISCAL YEAR AND QUARTER ENDS.
Our revenues for the fiscal year ended December 31, 2008 were $4,799,708. We had a net loss of $14,710,593 for the fiscal year ended December 31, 2008. Our revenues for the quarter ended September 30, 2009 were $322,438 compared to revenues for the quarter ended September 30, 2008 of $3,333,670. We had a net loss of $560,646 for the quarter ended September 30, 2009 compared to a net loss of $4,633,891, for the quarter ended September 30, 2008. As of September 30, 2009 we have an accumulated deficit of $23,952,244. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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

WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA and BOCO. We currently have $7.82 million in outstanding notes with GDBA and $13.80 million in outstanding notes with BOCO. We would be unable to fund any projects in the foreseeable future, if we lose our current funding commitment from these shareholders.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of September 30, 2009, we had total indebtedness under our various credit facilities of approximately $27.4 million. Our indebtedness could have important consequences to you. The Company has balances under our credit facility that will mature during the next year. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management. For example, it could:
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

As of September 30, 2009, we had no availability for additional borrowing under our $21.62 million various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties upon completion. We have already experienced impairments to our assets of approximately $11 million as of September 30, 2009. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 4, 2009, we issued stock options under our 2008 Equity Compensation Plan to our two officers. To Mr. James W. Creamer, III, we issued stock options to purchase a total of 1,305,131shares at an exercise price of $0.49 per share. To Ms. Joni Troska, we issued stock options to purchase a total of 261,027 shares at an exercise price of $0.49 per share.
Subject to termination of employment provisions and acceleration upon a defined change in control, 50% of the total number of the shares subject to the stock option vested immediately. A total of, 16.667% shall vest and become exercisable on the first anniversary date of August 4, 2009 (“Vesting Commencement Date”) and 16.667% shall vest and become exercisable on each succeeding anniversary date of the Vesting Commencement Date.
Each optionee agrees not to offer, sell, contract to sell, pledge, hypothecate, grant any option to purchase or otherwise dispose of any options or any common shares underlying such option that are acquired pursuant to the stock option for a period of four (4) years after the Vesting Commencement Date.
Vested shares exercised by an optionee may not be sold for a period of four (4) years from the grant date unless released from the lockup provision by criteria based upon the volume of trading of our common stock.
On September 23, 2009, we granted BOCO Investments, LLC a warrant to purchase 350,000 common shares at a purchase price of $0.25 per share until September 23, 2012.
In the transactions shown above, the issuance, delivery and sale of the securities were made pursuant to the private offering exemption within the meaning of Section 4(2) of the Securities Act of 1933 (“Act”) because the offers were made to a limited number of people, all of whom received all material information concerning the investment and all of whom have had sophistication and ability to bear economic risk based upon their representations to us and their prior experience in such investments. The exemptions are claimed upon, among other things, certain representations made by the purchasers in connection with the transactions. The exercise price of the stock options was determined pursuant to the provisions of the 2008 Equity Compensation Plan. The exercise price of the warrants was negotiated at arms-length between our Board of Directors and BOCO Investments, LLC.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
4.5	Warrant dated September 23, 2009 for BOCO INVESTMENTS, LLC.
21	List of Subsidiaries
31.1	Certification of Chief Executive/Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive/Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
We filed one report under cover of Form 8-K on August 7, 2009 for the fiscal quarter ended September 30, 2009, relating to the appointment of Ms. Joni Troska as our Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: November 13, 2009	By:	/s/ James W Creamer III
James W Creamer III
President & CEO
CAPTERRA FINANCIAL GROUP, INC.
Dated: November 13, 2009	By:	/s/ Joni K Troska
Joni K Troska
Chief Financial Officer,

EXHIBIT INDEX

Exhibit No.	Description
4.5	Warrant dated September 23, 2009 for BOCO INVESTMENTS, LLC.
21	List of Subsidiaries
31.1	Certification of Chief Executive/Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive/Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002