Form 10-K
period 2009-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2010-03-31
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act of 1934. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was $391,838 based on the closing price of our common stock as reported on the OTC Bulletin Board.
As of March 16, 2010, 23,602,614 shares of the Registrant’s common stock were outstanding.

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
Organization
As of March 16, 2010 we are comprised of one corporation with eleven subsidiaries. These subsidiaries are generally for our legacy portfolio and are decreasing as we liquidate properties.
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
OPERATIONS
We were founded in 2003 as a development partner, providing 100% financing for build-to-suit, small-box retail development projects throughout the United States. Offering 100% financing for our development partners consisted of providing equity or subordinated debt for approximately twenty-five percent of a project’s cost and utilizing our senior debt facilities to provide a construction loan for the other seventy-five percent of the project’s cost. While we provided the capital for the project, our development partner’s responsibility was to obtain a lease, develop, market and sell the project once complete. In exchange for providing all of the capital, we took a controlling interest in the project and received 50% of the profits when the project was sold.
Beginning in 2008, we began to shift our focus to significantly expand our business model in order to take advantage of changed market opportunities and more efficiently and profitably deploy our capital going forward. We broadened our target property types beyond small-box, single-tenant retail to include office, industrial, multi-family, multi-tenant retail, hospitality and select land transactions. In addition, we expanded our financial product offerings to focus on preferred equity, mezzanine debt and high yield bridge loans. Although we believe this strategy will fit well with our strategy of forming joint ventures for development, in 2009 we pushed back our growth strategy in order to focus on the disposition of our legacy portfolio and the conservation of cash.
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
On January 26, 2010, we filed a form 8-K indicating that we have entered into negotiations with a private real estate development company for the purpose of potentially acquiring that company. As of March 16, 2010 we have no definitive arrangements to do so and have not finalized any material terms of the potential acquisition. However, at this time, we believe that if we do enter into a definitive agreement for acquisition, it will result in a change of control of our company. We do not know when, or if, this acquisition will ever be completed.
Funding:
We have generally had two major sources of capital, subordinated debt and equity from our two major shareholders, GDBA Investments, LLC and BOCO Investments LLC. We also have two senior loans with United Western Bank.
Subordinated Notes:
As of December 31, 2009, we had $8,046,066 in subordinated debt notes with GDBA Investments and $14,231,899 in subordinated notes with BOCO Investments LLC. This subordinated debt is contained within several separate notes with GDBA and BOCO and each note has different terms and maturities. We continue to utilize these subordinate debt facilities to fund the majority of our business.
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

We did not renew this facility in May 2008 when it matured, although notes issued while the facility existed were still subject to their full one-year maturity and extension provisions as prescribed under the agreement. As of December 31, 2009 the construction notes under the facility had all matured, but two notes had been converted into amortizing notes secured by fully leased, operating properties. One had a principal balance of $3,720,348 on December 31, 2009 and matures on March 24, 2011. The other note had a principal balance of $2,294,547 on December 31, 2009 and it matures on June 1, 2010.
MARKETS
We focus on pre-leased build-to-suit development for single pad, small box retail projects with development partners. Specifically we focus on well known name brand chain tenants, either with corporate leases or qualified franchisees. While we currently have activity in six states, our current addressable market is all throughout the United States.
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
EMPLOYEES
We have three fulltime employees. All are in our corporate headquarters in Denver, Colorado. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. None of our employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.
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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR THREE MOST RECENT FISCAL YEAR ENDS.
Our revenues for the fiscal year ended December 31, 2009 were $3,325,520. We had a net loss of $4,860,415 for the fiscal year ended December 31, 2009. As of December 31, 2009 we have an accumulated deficit of $26,838,128. We have been unprofitable for our three most recent fiscal year ends. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
BECAUSE WE HAVE RECURRING LOSSES, HAVE USED SIGNIFICANT CASH IN SUPPORT OF OUR OPERATING ACTIVITIES, HAVE A LIMITED OPERATING HISTORY AND ARE RELIANT UPON FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
For the year ended December 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of recurring losses, the use of significant cash in support of our operating activities, our limited operating history and our reliance upon funding commitments with two significant shareholders. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
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
Because we are a company with a limited history, our operations, which consist of real estate projects, are subject to numerous risks. Our operations will depend, among other things, upon our ability to finance real estate projects and for those projects to be sold. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. The value of our assets may become impaired by a variety of factors, which would make it unlikely, if not impossible to profit from the sale of our real estate. We have already experienced impairments to our assets and may do so in the future. Our operations may be affected by many factors, some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity.
WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA and BOCO. We currently have $8,046,066 in outstanding notes with GDBA and $14,231,899 in outstanding notes with BOCO. We would be unable to fund any projects in the foreseeable future, if we lose our current funding commitment from these shareholders.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of December 31, 2009, we had total indebtedness under our various credit facilities of approximately $28,629,154. Our indebtedness could have important consequences to you. We have balances under our credit facility that will mature during the next year. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management. For example, it could:
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

As of December 31, 2009, we had no availability for additional borrowing under our various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management.
MOST OF OUR INDEBTEDNESS IS SCHEDULED TO MATURE DURING OUR NEXT FISCAL YEAR. WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO RENEW, EXTEND, REFINANCE OR PAY OFF THIS INDEBTEDNESS WHEN IT BECOMES DUE. AS A RESULT, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A BUSINESS.
As of December 31, 2009, we had total indebtedness under our various credit facilities of approximately $28,629,154 million. Most of the balances under our various agreements will mature during the next year. A total of $10,572,512 in debt must be renewed, extended refinanced, or paid off, prior to December 31, 2010. There is no assurance that any of this indebtedness will be renewed, extended refinanced, or paid off. If we cannot successfully renew, extend, refinance, or pay off our indebtedness when it matures, we may not be able to continue to operate as a business.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties in our inventory. We have already experienced impairments to our assets of approximately $13 million as of December 31, 2009. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
WE HAVE A LACK OF INDEPENDENT DIRECTORS.
We do not have a majority of independent directors on our board of directors and we cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between our stockholders and the controlling officers, or directors.
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
OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.
Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly James W. Creamer, III, our President and Chief Executive Officer, and Ms. Joni Troska, our Treasurer and Chief Financial Officer, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Creamer or Ms. Troska. We have not obtained key man life insurance on the lives of any of these individuals.
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
OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.
There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board under the trading symbol CPTA.OB. However, an active trading market for our shares have not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:
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
We held no shareholders meeting in the fourth quarter of our fiscal year. However, on or about December 30, 2009, we received written consents in lieu of a meeting of stockholders from holders of a majority of our common stock (87.5%) for the following actions:
1.	The reelection of three members to our Board of Directors, each to hold office until the 2010 Annual Meeting and until his respective successor is elected and qualified;

2.	The approval and ratification of the 2008 Equity Compensation Plan; and

3.	The approval and ratification of Erhardt, Keefe, Steiner, Hottman, P.C. as our independent auditors for the fiscal year ending December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market
Our securities trade on the NASD Bulletin Board under the symbol CPTA.OB. Because we trade in the NASD Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.
The following table sets forth the high and low closing prices of our common stock on for the periods indicated in 2009 and 2008.

	Closing Price
2009	High	Low
First Quarter	$1.98	$.05
Second Quarter	$.51	$.05
Third Quarter	$1.00	$.05
Fourth Quarter	$1.00	$.05

	Closing Price
2008	High	Low
First Quarter	$2.40	$1.20
Second Quarter	$1.20	$.80
Third Quarter	$2.00	$.40
Fourth Quarter	$1.50	$.90
On March 16, 2010, the closing price of our common stock in the OTC Bulletin Board was $0.15 per share and we had no trading volume that day.
Approximate Number of Holders of Common Stock
As of the date hereof, a total of 23,602,614 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was 87.
The Securities Enforcement and Penny Stock Reform Act of 1990
The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

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

Equity Compensation Plan Information
The following table sets forth information regarding our 2008 Equity Compensation Plan as of December 31, 2009.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding options,	plans (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plan approved by security shareholders	1,566,158	$0.49	1,133,842
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

ITEM 6.	SELECTED FINANCIAL DATA
A smaller reporting company is not required to provide the information in this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This expanded model focused on investing in higher-quality, more experienced developers, owners and operators. These target partners typically have equity capital to invest and are able to secure senior debt for their projects, but require additional capital, particularly in today’s capital market environment, to bridge the gap between senior debt and their available equity. We seek to fill this gap with preferred equity or mezzanine debt. While we intend to continue to provide up to 100% of a project’s required equity, typically our partner is contributing a meaningful amount of capital to the project. These preferred equity and mezzanine structures allow us to invest in larger transactions, with higher quality partners, at lower risk but higher risk-adjusted returns than transactions in which we have previously invested.
We are also focused on select high-yield bridge loans, whole loan acquisitions, and limited partnership interest acquisitions. Particularly in the near term, we see excellent opportunities in these areas as a result of volatile capital market conditions. Given our more nimble investment parameters and processes, we are well positioned to take advantage of such opportunities. This strategy also requires fewer employees to manage allowing us to dramatically reduce our staff and lower our expenses. Our plan is to remain a streamlined organization with greater efficiencies and cost savings.

We have significantly restructured our capitalization, strengthened our balance sheet, and better positioned ourselves for future growth. On June 30, 2008, our two major investors, GDBA Investments LLC and BOCO Investments, LLC converted $6 million in subordinated debt to common equity shares. The interest rate on the remaining $14 million in subordinated debt was also reduced by 500 basis points. In addition, GDBA, BOCO and Joseph Zimlich converted $6.2 million in convertible preferred stock, which carried a 5% dividend, to common stock. These transactions have significantly reduced the Company’s cost of capital, reduced the Company’s interest and preferred dividend burden by over $1.67 million per year, and restored our shareholders’ equity to over $6.5 million.
We also changed the name of our company to CapTerra Financial Group, Inc. This name change reflects an effort to present a fresh face to our target market and to re-brand as a more flexible company. Our re-branding effort also includes a redesigned website and increased focus on marketing and messaging materials.
While we believe there continues to be significant opportunities created by the tightened credit markets, in January 2009 we made the strategic decision to take a measured approach to our growth in these markets. Rather than simultaneously working on disposing of our legacy deal portfolio, raising additional capital and pursuing new deals, we have chosen to focus on the liquidation of our existing portfolio first, freeing up existing invested capital, and then moving forward with our growth plan and actively pursuing deals. By taking this approach we can more efficiently allocate our resources and conserve cash while we free up existing capital new deal. This approach also requires a significantly smaller staff during the initial phase. In 2009, we decreased our staff to three individuals and moved into a smaller office facility that we sub-lease, substantially decreasing our operating expenses.
Our principal business address is 1440 Blake Street, Suite 310, Denver, Colorado 80202.
We have not been subject to any bankruptcy, receivership or similar proceeding.
Results of Operations
The following discussion involves our results of operations for the years ending December 31, 2009 and December 31, 2008.
Our revenues for the year ended December 31, 2009 were $3,325,520 compared to $4,799,708 for the year ended December 31, 2008. We sold two projects for the year ended December 31, 2009 totaling $2,242,151 compared to three projects totaling $4,381,723 for the year ended December 31, 2008. Revenue from project sales will continue to be dependent on our ability to sell our existing properties under current market conditions. Rental income for the year ended December 31, 2009 was $469,951 compared to $293,476 for the year ended December 31, 2008. We had financing activities totaling $613,418 for the year ended December 31, 2009 compared to $124,509 for the year ended December 31, 2008.
We recognize cost of sales on projects during the period in which they are sold. We had $2,223,776 of cost of sales for the year ended December 31, 2009 compared to $4,349,585 for the year ended December 31, 2008. The Company’s cost of sales likely will coincide with revenues as existing projects are sold.
Selling, general and administrative costs were $1,835,244 for the year ended December 31, 2009 compared to selling, general and administrative costs of $2,590,925 for the year ended December 31, 2008. We continue to actively manage our selling, general and administrative expense in order to control costs and conserve cash for the Company.

For the year ended December 31, 2009 the Company recognized $251,717 in bad debt expense related to an allowance booked for two promissory notes that were to be paid off at the time the projects were sold. For the year ended December 31, 2008 we booked an allowance of $629,283 to cover any promissory notes and interest not paid back to the Company and $2,518,750 conversion expense related to our two largest shareholders converting debt and preferred stock to common stock in June 2008.
For the year ended December 31, 2009, our net deferred tax asset was $ -0- consisting of $9,254,000 of deferred taxes and a matching amount of $9,254,000 for the tax allowance. We recognized a $7,337,000 deferred tax asset and a matching deferred tax allowance for a balance of $ -0- for the year ended December 31, 2008.
During the year ended December 31, 2009 we recognized an impairment charge totaling $2,243,007 compared to $8,030,002 for the year ended December 31, 2008. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to test for impairment on each of the properties in our portfolio on a yearly basis or as triggering events occur.
We had a net loss of $4,860,415 for the year ended December 31, 2009 compared to a net loss of $14,710,593 for the year ended December 31, 2008. Net loss available to common shareholders, after preferred stock dividends was $4,860,415 for the year ended December 31, 2009 compared to $14,865,268 for the year ended December 31, 2008. On June 30, 2008, we converted all convertible preferred stock to common stock so we will not pay a preferred stock dividend going forward.
Liquidity and Capital Resources
Cash and cash equivalents were $496,943 on December 31, 2009 compared to $2,383,740 on December 31, 2008.
Cash used in operating activities was $2,388,922 for the year ended December 31, 2009 compared to cash used in operating activities of $8,077,439 for the year ended December 31, 2008. This change was primarily the result of fewer projects under construction in 2009. We anticipate our cash used in operating activities to decline substantially during the next several quarters as we focus on the disposition of our properties held for sale.
Cash provided by investing activities was $5,870 for the year ended December 31, 2009 compared to $438,529 for the year ended December 31, 2008. We issue promissory notes to our development partners when we invest earnest money on potential new projects which are retired when we purchase the land into the subsidiary. We had several promissory note repayments for the year ended December 31, 2008.
Cash provided by financing activities was $496,255 for the year ended December 31, 2009 compared to $7,987,030 for the year ended December 31, 2008. We anticipate our cash provided by financing activities will decline substantially during the next several quarters as we focus on the disposition of our properties held for sale.
Based on our cash balance, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next three months. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward. In addition, a significant portion of our debt is short term in nature and will mature over the next twelve months. We believe that we will continue to be able to extend these various facilities as they mature; however, if we are unable to do so it would have a materially negative impact on our ability continue our operations going forward.

Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.
Recently Issued Accounting Pronouncements
We adopted ASC 105 – “Statement of Financial Accounting”, formerly FASB 168, which were changes issued by Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles in the United States (“GAAP”). These changes established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined. The tax year 2007 remains open to examination. We are not currently under examination by the Internal Revenue Service or any other jurisdiction. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.
There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations
Seasonality
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
We periodically evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.
The Company evaluates the accounts receivables and note receivables on an ongoing basis. When an account is older that 30 days past due, we use the allowance method for recognizing bad debts. When an account is determined to be uncollectible, it is written off against the allowance.
Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Deferred income taxes are provided for under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carry forwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets required to be measured at fair value on a recurring basis include real estate held for sale which approximates fair value as determined by using the future expected net cashflows on the sale of the property. The valuation of real estate held for sale is considered Level 2 fair value measures under ASC 820.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
A smaller reporting company is not required to provide the information in this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders:
CapTerra Financial Group, Inc.
Denver, Colorado
We have audited the accompanying consolidated balance sheets of CapTerra Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapTerra Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Ehrhardt Keefe Steiner & Hottman PC
March 30, 2010
Denver, Colorado

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
CapTerra Financial Group, Inc.
Consolidated Balance Sheets
For the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

Assets
Cash and equivalents	$496,943	$2,383,740
Accounts receivable, net	16,992	218,357
Notes receivable	3,604,646	2,343,732
Property and equipment, net of accumulated depreciation	9,048	39,432
Real estate held for sale	14,096,592	17,333,027
Deposits and prepaids	53,253	52,436

Total assets	$18,277,474	$22,370,724

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$77,860	$38,414
Accrued liabilities	94,035	128,944
Senior subordinated revolving notes, related parties	22,614,259	20,802,247
Notes payable	6,014,895	7,330,652

Total liabilities	28,801,049	28,300,257

Shareholders’ deficit:
Common stock, $.001 par value; 50,000,000 shares authorized, 23,602,614 issued and outstanding December 31, 2009 and 2008	23,603	23,603
Additional paid-in-capital	16,290,950	16,024,577
Accumulated deficit	(26,838,128)	(21,977,713)

Total shareholders’ deficit	(10,523,575)	(5,929,533)

Total liabilities and shareholders’ deficit	$18,277,474	$22,370,724

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008

	For the years end
	December 31,
	2009	2008
Revenue:
Sales	$2,242,151	$4,381,723
Interest income and fees	613,418	124,509
Rental income	469,951	293,476

Total revenue	3,325,520	4,799,708

Operating expenses:
Cost of sales	2,223,776	4,349,585
Impairment loss on real estate	2,243,007	8,030,002
Bad debt	251,717	629,283
Conversion expense	—	2,518,750
Selling, general and administrative	1,835,244	2,590,925

Total operating expenses	6,553,744	18,118,545

Loss from operations	(3,228,224)	(13,318,837)

Non-operating income/(expense):
Interest income	6,437	9,543
Loss on fixed assets	(8,877)	(50,265)
Interest expense	(1,633,173)	(1,324,805)
Other expense	3,422	(17,618)

Loss before income taxes	(4,860,415)	(14,701,982)

Income tax provision	—	8,611

Net loss	$(4,860,415)	$(14,710,593)

Preferred stock dividends	—	(154,675)

Net loss available to common shareholders	$(4,860,415)	$(14,865,268)

Basic and diluted loss per common share	$(0.21)	$(0.94)

Basic and diluted weighted average common shares outstanding	23,602,614	15,810,463

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the years ended December 31, 2009 and 2008

		Preferred Stock		Common Stock		Additional
	Non-controlling		Par		Par	Paid-in	Accumulated
	Interest	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2007	$4,594	517,000	$51,700	8,018,313	$8,018	$6,448,417	$(7,112,446)	$(599,717)

Non-controlling interest at	(4,594)	—	—	—	—	—	—	(4,594)
December 31, 2008

Stock option compensation expense	—	—	—	—	—	48,710	—	48,710

Accrued preferred stock dividends declared	—	—	—	—	—	—	(154,674)	(154,674)

Debt and equity recapitalization	—	(517,000)	(51,700)	15,584,301	15,585	9,527,450	—	9,491,335

Net loss, year ending December 31, 2008	—	—	—	—	—	—	(14,710,593)	(14,710,593)

Balance at December 31, 2008	$0	0	$0	23,602,614	$23,603	$16,024,577	$(21,977,713)	$(5,929,533)

Stock option compensation and warrant expense						266,373		266,373

Net loss, for the year ending December 31, 2009	—	—	—	—	—	—	(4,860,415)	(4,860,415)

Balance at December 31, 2009	$—	—	$—	23,602,614	$23,603	$16,290,950	$(26,838,128)	(10,523,575)

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(4,860,415)	$(14,710,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income taxes	—	8,611
Depreciation and write-off of assets	24,514	84,882
Impairment of real estate held for sale	2,243,007	8,030,002
Allowance for bad debt and write-off of receivables	—	(9,014)
Note receivable allowance	—	638,297
Conversion expense	—	2,518,750
Stock based compensation expense	242,149	48,709
Warrant expense	24,224	—
Minority interest	—	(4,594)
Changes in operating assets and operating liabilities:
Construction in progress	—	2,484,179
Real estate held for sale	993,428	(10,964,427)
Land held for development	—	5,388,089
Accounts receivable	201,365	(481,016)
Notes receivable	(1,260,914)	(62,442)
Deposits and prepaids	(817)	(3,985)
Accounts payable and accrued liabilities	4,537	(511,435)
Income tax assets and liabilities	—	(8,611)
Unearned revenue	—	(522,841)

Net cash (used in) operating activities	(2,388,922)	(8,077,439)

Cash flows from investing activities:
Cash collections on notes receivable	—	449,925
Proceeds from sale of property and equipment	7,430	—
Cash paid for property and equipment	(1,560)	(11,396)

Net cash provided by investing activities	5,870	438,529

Cash flows from financing activities:
Preferred stock dividends paid	—	(78,187)
Proceeds from issuance of related party revolving notes	2,327,012	22,436,928
Repayment of related party revolving notes	(515,000)	(15,985,966)
Proceeds from issuance of notes payable	—	3,991,948
Repayment of notes payable	(1,315,757)	(2,377,693)

Net cash provided by financing activities	496,255	7,987,030

Net change in cash	$(1,886,797)	$348,120
Cash and cash equivalents, beginning of the period	$2,383,740	$2,035,620

Cash and cash equivalents, end of the period	$496,943	$2,383,740

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$7,962	$7,522

Interest	$—	$1,406,786

Supplemental disclosure of non-cash investing and financing activities
Perferred stock dividends declared but not paid	$—	$6,817,912

Conversion of accrued dividends to common stock	$—	$154,674

Conversion of accrued interest to related party note	$1,527,965	$—

*	During 2008, the Company converted preferred stock of $51,700 and related party notes payable of $6,972,587 into common stock. The Company issued $31,169 shares of common stock upon conversion.
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
Principles of Consolidation
Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at December 31, 2009:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

South Glen Eagles Drive, LLC	51%
Hwy 46 and Bluffton Pkwy, LLC	51%
AARD LECA LSS Lonestar, LLC	51%
AARD LECA VL1, LLC	51%
AARD-Charmar Greeley, LLC	51%
AARD Charmar Greeley Firestone, LLC	51%
AARD-Econo Lube Stonegate, LLC	51%
Buckeye AZ, LLC	51%
AARD-Cypress Sound, LLC	51%
AARD Esterra Mesa 1, LLC	100%
CapTerra Fund I, LLC	100%

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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. During the year ended December 31, 2009 and 2008 the Company recorded impairment losses totaling $2,243,007 and $8,030,002. These estimates directly affect the Company’s financial statements, and any changes to the estimates could materially affect the Company’s reported assets and net income.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of December 31, 2009.
Accounts Receivable
Accounts receivable consists of amounts due from the sale of real estate projects. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company recognized an allowance against its receivables of $251,717 for the year ended December 31, 2009 and $75,895 for the year ended December 31, 2008. We will continue to evaluate the circumstances related to these transactions and take the appropriate actions to collect or write-off the account against the allowance.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of December 31, 2009 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements.
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
Project interest expense is recorded on the balance sheet or statement of operations in other income/expense depending on the status of the project(s). For the year ended December 31, 2009 the Company has not capitalized any interest but has expensed $1,633,173 of interest directly to the Statement of Operations. For the year ended December 31, 2008 the Company has recognized $358,692 in interest expense that was capitalized and $1,324,805 interest expensed directly to the Statement of Operations.

Fair Value on Real Estate
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets required to be measured at fair value on a recurring basis include real estate held for sale which approximates fair value as determined by using the future expected net cashflows on the sale of the property. The valuation of real estate held for sale is considered Level 2 fair value measures under ASC 820.
Impairment and Disposal of Long-Lived Assets
We periodically evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.
Income Taxes
Deferred income taxes are provided for under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carry forwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.
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

At December 31, 2009 and 2008 there was no variance between basic and diluted earnings per share because any potentially dilutive securities would have been anti-dilutive due to our net loss for the year. Had we not been in an anti-dilutive situation in 2009, the potential dilution would have been an additional 3,136,870 shares, which relates to the conversion of our outstanding options and warrants and would give us a total 26,739,484 fully diluted common shares outstanding. At December 31, 2008, all prior outstanding Convertible Preferred Stock had been converted into common shares and all outstanding exercisable options were cancelled with the termination of our 2006 Incentive Compensation Plan. Therefore, there were no potentially dilutive instruments outstanding at December 31, 2008
Going Concern
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
The Company currently relies on its two majority shareholders, GDBA and BOCO to provide a substantial amount of its debt and equity financing. The Company expects to rely upon both GDBA and BOCO for funding commitments in the foreseeable future.
Stock-Based Incentive Compensation Plans
The Company follows ASC 718 — “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.
Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Subsequent Events
We follow ASC 855-10 “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 25, 2010, which is the date the financial statements were issued. No reportable subsequent events were noted.
Recently Adopted Accounting Pronouncements
We adopted ASC 105 — “Statement of Financial Accounting”, formerly FASB 168, which were changes issued by Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles in the United States (“GAAP”). These changes established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.
The Company accounts for income taxes under the provisions of ASC 740 — “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48. Deferred income taxes are provided for under the asset and liability method. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.
There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.
(2) Real Estate Held for Sale
When a project is completed and a certificate of occupancy is issued, the assets for the project under land held for sale and construction in progress are reclassified and combined into “real estate held for sale”. In cases where we own raw land and have made the business decision not to move forward on development, the property is also reclassified into real estate held for sale.
As of December 31, 2009 we had ten properties classified as real estate held for sale totaling $14,096,592 in costs, four of which representing a total cost of $8,050,936 were completed projects and six of which representing a total cost of $6,045,656 were raw land currently being marketed for sale. These properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah.

(3) Related Party Transactions
On December 31, 2009 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO	Total
Subordinated notes	$8,046,066	$14,231,899	$22,277,965
Accrued interest	119,438	216,856	336,294

Total senior subordinated revolving notes	$8,165,504	$14,448,755	$22,614,259

GDBA Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matured on September 28, 2009; however, the term was extended to September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As part of the note extension, GDBA agreed to receive quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of December 31, 2009, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. This note had a maturity date of December 15, 2009 and has been extended to December 15, 2010. As of December 31, 2009 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with GDBA for the accrued interest amount due through March 31, 2009 of $319,233. The note carries a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $319,233 plus the interest that was accrued for the second and third quarters of 2009 of $226,833. The new note amount of $546,066 carries a 6.00% interest rate and matures October 28, 2010. As of December 31, 2009 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to GDBA on all outstanding notes. For the quarter ended December 31, 2009, $119,438 of interest was accrued but not paid.
BOCO Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matured on September 28, 2009; however, the term was extended to September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As part of the note extension, BOCO agreed to receive quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of December 31, 2009, the full amount of this note was outstanding.
On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note was due September 25, 2009, with the ability to extend an additional six months. On September 23, 2009 we exercised our option to extend the note to March 25, 2010 and under the agreement issued BOCO 200,000 additional warrants to purchase our common stock at $0.25 per share. As of December 31, 2009, the full amount of this note was outstanding. On March 24, 2010 BOCO agreed to a one-year extension to the note which will mature March 25, 2011.

On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note was due October 30, 2009 which we extended an additional six months making it due April 30, 2010. As of December 31, 2009 the full amount of this note was outstanding.
On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement on the Company’s membership interest in Esterra Mesa 1, LLC. This note was due September 25, 2009, with the ability to extend an additional six months. On September 23, 2009 we exercised our option to extend the note to March 25, 2010 and under the agreement issued BOCO 150,000 additional warrants to purchase our common stock at $0.25 per share. As of December 31, 2009 the full amount of the note has been drawn and per the promissory note terms a $15,000 fee was required. On March 24, 2010 BOCO agreed to a one-year extension to the note which will mature March 25, 2011.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 for a period of up to one year at an interest rate of 6% per annum. This note had a maturity date of December 15, 2009 and has been extended to December 15, 2010. As of December 31, 2009 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with BOCO in the amount of $548,897 for the accrued interest amount due through March 31, 2009 and $15,000 for the fee due on the September 10, 2008 promissory note. The note carried a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $548,897 plus the interest that was accrued for the second and third quarters of 2009 of $433,002. The new note amount of $981,899 carries a 6.00% interest rate and matures October 28, 2010. As of December 31, 2009 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to BOCO on all outstanding notes. For the quarter ended December 31, 2009, $216,856 of interest was accrued but not paid.
(4) Notes Receivable and Development Deposits
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed in addition to various reserves. Subsequent to the issuance of this note, American Child Care Properties was acquired by RCS Capital Development, LLC. We finalized an assumption and extension agreement whereby the maturity was extended to April 15, 2010, with one optional six-month extension. Because it was also determined that there was greater capacity than would be needed on the portion that had yet to be drawn, the total loan size was decreased to $3.6 million to better suit the needs of the borrower. The interest rate remains unchanged and we have a first deed of trust on two of the properties in addition to a personal guarantee from RCS Capital Development’s principal. As of December 31, 2009, the note was fully drawn.
During the course of acquiring properties for development, the Company, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to the Company for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. The Company had $638,297 in earnest money deposits outstanding and an allowance for the full outstanding amount at December 31, 2008 and 2009. These deposits were held by our development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.

(5) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of December 31, 2009, the Company had 50,000,000 shares of common stock that are authorized, 23,602,614 shares are issued and outstanding with a par value of $.001 per share.
Warrants
During the year ended December 31, 2009, the Company issued 3,650,000 warrants issued to BOCO Investments, LLC. We issued 1,000,000 warrants to BOCO on February 25, 2009 and 1,500,000 warrants on March 31, 2009, 350,000 warrants on September 23, 2009 and 800,000 warrants on October 20, 2009.
The 1,000,000 warrants issued on February 25, 2009 had a three year maturity and an exercise price of $0.25 per share. Given a market price of $0.10, a risk free rate of 1.31% and a volatility input of 52.12%, the total amount expensed for these warrants was $11,546 for the year ended December 31, 2009.
The 1,500,000 warrants issued on March 31, 2009 had a maturity of three and one half years and an exercise price of $0.25 per share. Given a market price of $0.05, a risk free rate of 1.31% and a volatility input of 55.92%, the total amount expensed for these warrants was $4,610 for the year ended December 31, 2009.
The 350,000 warrants issued on September 23, 2009 had a three year maturity and an exercise price of $0.25 per share. Given a market price of $0.05 per share, a risk free rate of 1.49% and a volatility input of 48.44% the total amount expensed for these warrants was $363 for the year ended December 31, 2009.
The 800,000 warrants issued October 20, 2009 had a three year maturity and an exercise price of $0.25 per share. Given a market price of $0.10 per share, a risk free rate of 1.44% and a volatility input of 48.75% the total amount expensed for these warrants was $7,705 for the year ended December 31, 2009.
Total warrant expense for the year ended December 31, 2009 was $24,224.
Stock Options
On August 4, 2009 the Board of Directors approved the grant of 1,305,131 options to purchase common stock to our Chief Executive Officer and 261,026 options to purchase common stock to our Chief Financial Officer. Fifty percent of the options granted vested immediately and the remaining 50% will vest equally over a three year period. The options had a seven year maturity and an exercise price of $0.49 per share, which was the market price of the stock the day of the grant. Given a risk free rate of 3.21% and a volatility input of 50.78%, the expense recognized for the year ended December 31, 2009 for the vested portion of the options was $242,149. The future expense for the life of the options is expected to be $183,318.

(6) Income Taxes
Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	2009	2008
Current:
Federal	$—	$—
State	—	9,000

	—	9,000

Deferred:
Federal	—	—
State	—	—

	—	—

Income tax expense (benefit)	$—	$9,000

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2009	2008

Computed expected tax expense (benefit)	$(1,653,000)	$(4,999,000)
Increase (reduction) in income taxes resulting from:	—	—
State and local income taxes, net of federal impact	(243,000)	(726,000)
Nondeductible differences	—	2,000
Change in valuation allowance	1,917,000	4,731,000
Preferred Stock Conversion Expense	—	982,000
Terminated Stock Option Plan	—	19,000
Other nondeductibles	(21,000)	—

Income tax expense (benefit)	$—	$9,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2009	2008

Impairment of asset	$4,582,000	$3,910,000
Net operating loss and carry-forwards	4,820,000	3,147,000
Allowance for Doubtful Accounts	42,000	305,000
Partnership income	(119,000)	130,000
Stock Compensation Expense	104,000	—
Origination Fee Income	(85,000)	(85,000)
Fixed Assets	(24,000)	(3,000)
Other temporary differences	(66,000)	(67,000)

	9,254,000	7,337,000

Valuation Allowance	(9,254,000)	(7,337,000)

Total net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
At December 31, 2009, the Company has unrestricted net operating loss carryforwards in the United States for federal income tax purposes of approximately $12.4 million. These loss carryforwards are expected to expire beginning after 2025.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The majority of our NOL carryforwards will expire through the year 2029. As of December 31, 2009, the Company has a valuation allowance of approximately $ 9.3 million.
The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of accumulated deficit. The Company did not have any unrecognized tax benefits as of the years ended December 31, 2009 or 2008.
The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.
The Company files tax returns in the United States. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

(7) Notes Payable
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
We did not renew this facility in May 2008 when it matured, although notes issued while the facility existed were still subject to their full one-year maturity and extension provisions as prescribed under the agreement. As of December 31, 2009 the construction notes under the facility had all matured, but two notes had been converted into amortizing notes collateralized by fully leased, operating properties. One had a principal balance of $3,720,348 on December 31, 2009 and matures on March 24, 2011. This note carries an interest rate equal to the greater of Prime Rate plus one percent or six percent. The other note had a principal balance of $2,294,547 on December 31, 2009 and it matures on June 1, 2010. This note carries and interest rate equal to the greater of Prime Rate plus two percent or six percent.
(8) Impairment of Assets
We invest significantly in real estate assets. Accordingly, our policy on asset impairment is considered a critical accounting estimate. Management periodically evaluates the Company’s real estate held for sale to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, and in accordance with FASB, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements. The Company engages real estate brokers to assist in determining the estimated selling price or when external opinions are not available uses their own market knowledge. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records an impairment charge and writes down an asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell. In the Company’s valuation of its impairment on real estate, level 2 inputs were utilized to determine the fair value of those assets.
We recognized $2,243,007 and $8,030,002 of impairments for the years ended December 31, 2009 and 2008, respectively.

ITEM 9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T).	CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Control deficiencies have been identified by management in consultation with Ehrhardt, Keefe, Steiner & Hottman, PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be significant deficiencies have been reported to the board of directors. The significant deficiencies relate to the Company’s restatement of its quarterly financial statements during 2008 related to the conversion of the notes payable and preferred stock. In addition, the design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.	OTHER INFORMATION.
Nothing to report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our Directors and Executive Officers, their ages and positions held with us as of March 16, 2010 are as follows:

NAME	AGE	POSITION HELD
James W Creamer III	45	President and Chief Executive Officer
Joni K. Troska	50	Chief Financial Officer and Secretary
G. Brent Backman	69	Director
Eric Balzer	61	Director
Joseph C. Zimlich	50	Director
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
Ms. Troska has been our Secretary since January 20, 2009. She was previously our Secretary-Treasurer and Chief Financial Officer from our inception until 2005. She also serves as corporate Secretary of WestMountain Asset Management, Inc., WestMountain Alternative Energy, Inc., WestMountain Distressed Debt, Inc., and, WestMountain Index Advisor, Inc., all public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado. While employed by Advanced Energy, she obtained her business degree in July 2001.
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
To our knowledge, based solely on our review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely complied with except for the Forms 4 and Forms 5 of Mr. Creamer and Ms. Troska, which have been filed late.

ITEM 11.	EXECUTIVE COMPENSATION
The following table discloses, for the years indicated, the compensation for our Chief Executive Officer, Chief Financial Officer and each executive officer that earned over $100,000 during the year ended December 31, 2009.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
Name & Principal Position		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Peter Shepard (1)	2009	20,713							20,713
	2008	172,333	35,000						207,333

James W. Creamer III (2)	2009	147,500	—		354,363				501,863
Chief Executive Officer	2008	120,000	15,000						135,000
	2007	120,000	—	—	—	—	—	—	120,000

Joni K. Troska (3)	2009	95,250	—	—	70,873	—	—	—	166,123
Chief Financial Officer

(1)	Mr. Shepard became our President February 27, 2008 and received a salary of $235,000 and was eligible for an annual bonus by our Board of Directors. In December 2008 Mr. Shepard was granted a bonus by our Board of Directors of $35,000. Mr. Shepard resigned on January 20, 2009.

(2)	Mr. Creamer, our President and Chief Executive Officer receives a salary of $150,000 per year and is eligible for an annual bonus by our Board of Directors. In December 2008 Mr. Creamer received a bonus of $15,000. On August 4, 2009, Mr. Creamer was granted options to purchase 1,305,131 shares of common stock at $0.49 per share. Fifty percent of the options vested immediately and the remaining fifty percent will vest equally over a three year period. The options have a seven year maturity.

(3)	Ms. Troska, formerly our Controller was appointed as our Chief Financial Officer in August 2009. She receives an annual salary of $104,000 per year and is eligible for an annual bonus by our Board of Directors. On August 4, 2009, Ms. Troska was granted options to purchase 261,026 shares of common stock at $0.49 per share. Fifty percent of the options vested immediately and the remaining fifty percent will vest equally over a three year period. The options have a seven year maturity.
Effective January 20, 2009, Mr. Peter Shepard resigned from all offices at our Company, including his position as director. Our Board of Directors has appointed as a replacement, Mr. James W. Creamer III as our new President and Chief Executive Officer. Mr. Creamer had been our Chief Financial Officer since 2005 and continued to serve in that capacity until Ms. Troska’s appointment in August 2009.
We reimburse our executives for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.
Through December 31, 2009 we paid our independent Director $1,500 for each Board meeting and $250 for each Board conference call he attended.
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
Total compensation paid to our directors during 2009 was:
DIRECTOR COMPENSATION

				Non-Equity	Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock	Option	Compensation	Compensation	Compensation
Name	($)	Awards ($)	Awards ($)	($)	Earnings ($)	($)	Total ($)

G. Brent Backman	—	—	—	—	—	—	—
Eric Balzer	4,500	—	—	—	—	—	4,500
Joseph Zimlich	—	—	—	—	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding beneficial ownership of the Common Stock as of December 31, 2009, (i) by each person who is known by us to beneficially own more than 5% of the Common Stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)(2)	Class
G. Brent Backman (3) 1440 Blake Street, Suite 310 Denver, Colorado 80202	10,922,046	38.97%

BOCO Investments, LLC (4) 103 West Mountain Ave. Fort Collins, Colorado, 80524	13,386,379	47.75%

Sarmat, LLC (5) 103 West Mountain Ave. Fort Collins, Colorado, 80524	1,645,750	5.87%

James W Creamer III (6) 1440 Blake Street, Suite 310 Denver, Colorado 80202	677,966	2.42%

Joni K. Troska (7) 1440 Blake Street, Suite 310 Denver, Colorado 80202	146,514	0.5%

Joseph Zimlich (8) 103 West Mountain Ave. Fort Collins, Colorado, 80524	344,869	1.23%

Eric Balzer (9) 1440 Blake Street, Suite 310 Denver, Colorado 80202	112,500	0.41%

All Officers and Directors As a Group (five persons)	12,203,895	43.53%

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated. A total of 28,035,694 shares of the Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options or warrants exercisable within 60 days have been included in the denominator.

(3)	A total 10,922,046 shares are owned of record by GDBA Investments, LLC, which is controlled by Mr. Backman. A total of 5,391,329 were acquired on June 30, 2008 as a result of the conversion of 250,000 shares of convertible preferred stock and $3 million in subordinated debt converted to common stock. A total of 45,000 shares are owned in the name of adult children of the Mr. Backman, for which GDBA and Mr. Backman disclaim beneficial ownership.

(4)	A total of 9,736,379 shares are owned by BOCO Investments, LLC which were acquired on June 30, 2008 as a result of the conversion of 250,000 shares of convertible preferred stock and $3 million in subordinated debt converted to common stock. Includes warrants to acquire a total of 3,650,000 shares at a price of $.25 per share. The warrants are currently exercisable and expire at various periods in 2012.

(5)	A total of 1,045,250 of these shares are owned of record. A total of 600,500 shares are owned in the name of family members of the affiliate of this entity.

(6)	Mr. Creamer has a stock option to acquire a total of 1,305,131 common shares at $0.49 per share, of which options for 652,566 shares are currently exercisable. An additional 16.67% vests each succeeding year. The option expires in August, 2016.

(7)	Includes 10,000 shares owned of record by Ms. Troska and 6,000 shares owned of record by Ms. Troska’s husband, for which she disclaims beneficial ownership. Ms. Troska has a stock option to acquire a total of 261,027 common shares at $0.49 per share, of which options for 130,514 shares are currently exercisable. An additional 16.67% vests each succeeding year. The option expires in August, 2016.

(8)	A total of 344,869 shares are owned by Mr. Zimlich, 316,594 of which were acquired on June 30, 2008 as a result of the conversion of 58,000 shares of convertible preferred shares.

(9)	A total of 75,000 shares are owned in the name of an affiliated entity. A total of 37,500 shares are owned in the name of Mr. Balzer’s son.
None of the minority members of our subsidiaries own five percent or more of us.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
GDBA Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matured on September 28, 2009; however, the term was extended to September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As part of the note extension, GDBA agreed to receive quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of December 31, 2009, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. This note had a maturity date of December 15, 2009 and has been extended to December 15, 2010. As of December 31, 2009 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with GDBA for the accrued interest amount due through March 31, 2009 of $319,233. The note carries a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $319,233 plus the interest that was accrued for the second and third quarters of 2009 of $226,833. The new note amount of $546,066 carries a 6.00% interest rate and matures October 28, 2010. As of December 31, 2009 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to GDBA on all outstanding notes. For the quarter ended December 31, 2009, $119,438 of interest was accrued but not paid.
BOCO Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matured on September 28, 2009; however, the term was extended to September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. As part of the note extension, BOCO agreed to receive quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of December 31, 2009, the full amount of this note was outstanding.

On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note was due September 25, 2009, with the ability to extend an additional six months. On September 23, 2009 we exercised our option to extend the note to March 25, 2010 and under the agreement issued BOCO 200,000 additional warrants to purchase our common stock at $0.25 per share. As of December 31, 2009, the full amount of this note was outstanding. On March 24, 2010 BOCO agreed to a one-year extension to the note which will mature March 25, 2011.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note was due October 30, 2009 which we extended an additional six months making it due April 30, 2010. As of December 31, 2009 the full amount of this note was outstanding.
On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement on the Company’s membership interest in Esterra Mesa 1, LLC. This note was due September 25, 2009, with the ability to extend an additional six months. On September 23, 2009 we exercised our option to extend the note to March 25, 2010 and under the agreement issued BOCO 150,000 additional warrants to purchase our common stock at $0.25 per share. As of December 31, 2009 the full amount of the note has been drawn and per the promissory note terms a $15,000 fee was required. We are currently working with BOCO to extend this note. On March 24, 2010 BOCO agreed to a one-year extension to the note which will mature March 25, 2011.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 for a period of up to one year at an interest rate of 6% per annum. This note had a maturity date of December 15, 2009 and has been extended to December 15, 2010. As of December 31, 2009 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with BOCO in the amount of $548,897 for the accrued interest amount due through March 31, 2009 and $15,000 for the fee due on the September 10, 2008 promissory note. The note carried a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $548,897 plus the interest that was accrued for the second and third quarters of 2009 of $433,002. The new note amount of $981,899 carries a 6.00% interest rate and matures October 28, 2010. As of December 31, 2009 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to BOCO on all outstanding notes. For the quarter ended December 31, 2009, $216,856 of interest was accrued but not paid.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent auditor, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants, billed an aggregate of $121,253 for the year ended December 31, 2009 and $90,682 for the year ended December 31, 2008 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports.

ITEM 15.	EXHIBITS FINANCIAL STATEMENT SCHEDULES.
The following financial information is filed as part of this report:
(a)	(1) FINANCIAL STATEMENTS
(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.	DESCRIPTION

3.1 *	Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.2 *	Bylaws, filed under cover of Form 10-SB, 4/14/04.

3.3*	Articles of Amendment to Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.4*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 7/13/05.

3.5*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 10/27/06

3.6*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 07/07/08

4.1*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 03/03/09

4.2*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 04/06/09

4.3*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 05/05/09

4.4*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 05/05/09

4.5*	Warrant for BOCO Investments, LLC, filed under cover of Form 10-Q 9/30/09

10.1*	Loan Financing Agreement with GDBA Investments, LLLP, filed under cover of Form 10-SB, 4/14/04.

10.2*	Construction Land Acquisition Loan Agreement with Cross Country Properties II, LLC, filed under cover of Form 10-SB, 4/14/04.

10.3*	Construction Land Acquisition Loan Agreement with Cross Country Properties III, LLC, filed under cover of Form 10-SB, 4/14/04.

10.4**	Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc., filed under cover of amended Form 10-SB, 9/21/04.

10.5*	Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company, filed under cover of amended Form 10-SB, 9/21/04.

10.6*	Agreement between GDBA RE One, LLC (“Seller”) and Alexander V. Lagerborg, filed under cover of amended Form 10-SB, 9/21/04.

10.7*	Letter of Intent dated July 1,2004 between Across America Real Estate Development Corp. and Carwash Management, Inc, filed under cover of amended Form 10-58, 9/21/04.

10.8*	Joint Development Agreement; filed under cover of Form 8-K, 10/06/04

10.9*	Agreement to Fund with GDBA Investments, LLLP; filed under cover of Form 8-K, 12/01/04

10.10 *	Senior Credit Facility with Vectra Bank; filed under cover of Form 8-K, 4/28/05

10.11*	Securities Purchase Agreement filed under cover of Form 8-K, 10/04/06

10.12*	Subordinated Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.13*	Subordinated Note, BOCO; filed under cover of Form 8-K, 10/04/06

10.14*	Shareholders Agreement; filed under cover of Form 8-K, 10/04/06

10.15*	Registration Rights Agreement; filed under cover of Form 8-K, 10/04/06

10.16*	Revolving Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.17*	Revolving Note, BOCO filed under cover of Form 8-K, 10/04/06

EXHIBIT NO.	DESCRIPTION

10.18 *	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.19 *	Amendment to Senior Subordinated Note, BOCO filed under cover of Form 10Q, 8/14/07

10.20 *	Amendment to Revolving Note, BOCO filed under cover of Form 10Q, 8/14/07

10.21 *	Amendment to Revolving Note, GDBA filed under cover of Form 10Q, 8/14/07

10.22 *	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.23 *	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.24 *	Amendment to Revolving Note, GDBA filed under cover of Form 10Q, 8/14/07

10.25 *	Amendment to Revolving Note, BOCO filed under cover of Form 10Q, 8/14/07

10.26 *	Amendment to Subordinated Note, GDBA filed under cover of Form 8K, 10/31/07

10.27 *	Amendment to Revolving Note, GDBA filed under cover of Form 8K, 10/31/07

10.28 *	Amendment to Subordinated Note, BOCO filed under cover of Form 8K, 10/31/07

10.29 *	Amendment to Revolving Note, BOCO filed under cover of Form 8K, 12/21/07

10.30 *	Amendment to Revolving Note, GDBA filed under cover of Form 8K, 12/21/07

10.31 *	Securities Exchange Agreement with BOCO, filed under cover of Form 8K, 07/07/08

10.32 *	Securities Exchange Agreement with GDBA, filed under cover of Form 8K, 07/07/08

10.33 *	Securities Exchange Agreement with J. Zimlich, filed under cover of Form 8K, 07/07/08

10.34*	Revolving Note with BOCO, filed under cover of Form 8K, 07/07/08

10.35*	Revolving Note with GDBA, filed under cover of Form 8K, 07/07/08

10.36*	Accrued Interest Payment Agreement with BOCO, filed under cover of Form 8K, 07/07/08

10.37*	Accrued Interest Payment Agreement with GDBA, filed under cover of Form 8K, 07/07/08

10.38*	Accrued Interest Payment Agreement with J.Zimlich, filed under cover of Form 8K, 07/07/08

10.39*	Amended and Restated Shareholders Agreement with BOCO and GDBA, filed under cover of Form 8K, 07/07/08

10.40*	Extension Agreement with BOCO, filed under cover of Form 8K, 04/06/09

10.41*	Amendment to Senior Subordinated Note with BOCO, filed under cover of Form 8K, 10/07/09

10.42*	Amendment to Senior Subordinated Note with GDBA, filed under cover of Form 8K, 10/07/09

16.1*	Change of Accountant Letter, filed under cover of Form 8K, 04/29/08

21.	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: MARCH 31, 2010	By:	/s/ James W Creamer III
James W Creamer III
President and Chief Executive Officer

Dated: MARCH 31, 2010	By:	/s/ Joni K. Troska
Joni K. Troska
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: MARCH 31, 2010	By:	/s/ Eric Balzer
Eric Balzer
Director

Dated: MARCH 31, 2010	By:	/s/ G. Brent Backman
G. Brent Backman
Director

Dated: MARCH 31, 2010	By:	/s/ Joseph Zimlich
Joseph Zimlich
Director