Form 10-Q
period 2010-03-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2010-05-13
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended
March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2010, registrant had outstanding 23,602,614 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 7, 2010 was approximately $679,720.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-Q
CapTerra Financial Group, Inc.

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” “CPTA” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS

CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)

Assets
Cash and equivalents	$220,769	$496,943
Accounts receivable, net	1,013	16,992
Notes receivable	3,600,000	3,604,646
Property and equipment, net of accumulated depreciation	6,153	9,048
Real estate held for sale	14,096,592	14,096,592
Deposits and prepaids	35,012	53,253

Total assets	$17,959,539	$18,277,474

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$59,664	$77,860
Accrued liabilities	60,146	94,035
Senior subordinated revolving notes, related parties	22,949,399	22,614,259
Notes payable	5,984,309	6,014,895

Total liabilities	29,053,518	28,801,049

Shareholders’ deficit:
Common stock, $.001 par value; 50,000,000 shares authorized, 23,602,614 issued and outstanding	23,603	23,603
Additional paid-in-capital	16,308,668	16,290,950
Accumulated deficit	(27,426,250)	(26,838,128)

Total shareholders’ deficit	(11,093,979)	(10,523,575)

Total liabilities and shareholders’ deficit	$17,959,539	$18,277,474

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
For the quarters ended March 31, 2010 and 2009
(unaudited)

	For the quarters ended,
	March 31,
	2010	2009

Revenue:
Sales	$—	$1,992,151
Interest income — note receivable	—	127,981
Rental income	82,918	98,023

Total revenue	82,918	2,218,155

Operating expenses:
Cost of sales	—	1,967,022
Impairment loss on real estate	—	115,500
Selling, general and administrative	256,399	572,559

Total operating expenses	256,399	2,655,081

Loss from operations	(173,481)	(436,926)

Non-operating income/(expense):
Interest income	—	2,056
Interest expense	(431,224)	(378,655)
Other income(expense)	16,583	(25,783)

Loss before income taxes	(588,122)	(839,308)

Income tax provision	—	—

Net loss available to common shareholders	$(588,122)	$(839,308)

Basic and diluted loss per common share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	23,602,614	23,602,614

See accompanying notes to consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
For the quarters ended March 31, 2010 and 2009
(unaudited)

	For the quarters ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(588,122)	$(839,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and write-off of assets	2,895	20,330
Impairment of real estate held for sale	—	115,500
Accrued interest	335,140	—
Stock option compensation expense	17,718	—
Warrant expense	—	16,156
Changes in operating assets and operating liabilities:
Real estate held for sale	—	841,507
Accounts receivable	15,979	(208,124)
Notes receivable	4,646	—
Deposits and prepaids	18,241	(2,418)
Accounts payable and accrued liabilities	(52,085)	(52,890)

Net cash (used in) operating activities	(245,588)	(109,247)

Cash flows from financing activities:
Repayment of related party revolving notes	—	(1,251,636)
Proceeds from issuance of notes payable	—	1,311,794
Repayment of notes payable	(30,586)	—

Net cash (used in) provided by financing activities	(30,586)	60,158

Net change in cash	$(276,174)	$(49,089)

Cash and cash equivalents, beginning of the period	$496,943	$2,383,740

Cash and cash equivalents, end of the period	$220,769	$2,334,651

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Income taxes	$—	$—

Interest	$96,071	$—

See accompanying notes to consolidated financial statements

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at March 31, 2010:
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
Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. For the quarters ended March 31, 2010 and 2009 we recognized $-0- and $115,000 respectively in impairment losses.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of March 31, 2010 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements. The Company has consistently applied this valuation technique in all the periods presented.
Recent Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 9 — “Impairment of Assets” for further details regarding the Company’s real estate assets measured at fair value. Refer to Note 1 section — “Fair Value of Financials Instruments” for additional details for the Company’s measurement of other assets and liabilities at fair value.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations
Critical Accounting Policies
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
We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets, long lived assets, and deferred income taxes contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.
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
The Company evaluates the accounts receivables and note receivables on an ongoing basis. When an account is older than 30 days past due, we use the allowance method for recognizing bad debts. When an account is determined to be uncollectible, it is written off against the allowance.
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
The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company’s sales not provide sufficient cash flow the Company has plans to raise additional working capital through debt and/or equity financings. There is no assurance the Company will be successful in producing increased sales revenues or obtaining additional funding through debt and equity financings.
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
As of March 31, 2010 we had ten properties classified as real estate held for sale totaling $14,096,592 in costs, four of which, represent a total cost of $8,050,935, were completed projects and six of which, represent a total cost of $6,045,657, were raw land currently being marketed for sale. These properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah.
(4) Related Party Transactions
On March 31, 2010 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO	TOTAL
Subordinated notes	$8,046,066	$14,231,900	$22,277,966
Accrued interest	238,476	432,957	671,433

Total senior subordinated revolving notes	$8,284,542	$14,664,857	$22,949,399

GDBA Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matures on September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. GDBA receives quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of March 31, 2010, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. This note has a maturity date of December 15, 2010. As of March 31, 2010 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with GDBA for the accrued interest amount due through March 31, 2009 of $319,233. The note carries a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $319,233 plus the interest that was accrued for the second and third quarters of 2009 of $226,833. The new note amount of $546,066 carries a 6.00% interest rate and matures October 28, 2010. As of March 31, 2010 the full amount of this note was outstanding.

Since October 1, 2009 we have accrued, but not paid the interest due to GDBA on all outstanding notes. For the quarter ended March 31, 2010, $238,476 of interest was accrued but not paid.
BOCO Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matures on September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. BOCO receives quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of March 31, 2010, the full amount of this note was outstanding.
On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note is due March 25, 2011. Under the amended agreement we issued BOCO 200,000 additional warrants to purchase our common stock at $0.25 per share. As of March 31, 2010, the full amount of this note was outstanding.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note is due April 30, 2010. As of March 31, 2010 the full amount of this note was outstanding. We are currently working with BOCO to extend this note.
On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement on the Company’s membership interest in Esterra Mesa 1, LLC. This note is due March 25, 2011. Under the amended agreement we issued BOCO 150,000 additional warrants to purchase our common stock at $0.25 per share. As of March 31, 2010, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 with an interest rate of 6% per annum. This note has a maturity date of December 15, 2010. As of March 31, 2010 the full amount of this note was outstanding.
On April 1, 2009 the company entered into an accrued interest term note with BOCO in the amount of $548,897 for the accrued interest amount due through March 31, 2009 and $15,000 for the fee due on the September 10, 2008 promissory note. The note carried a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $548,897 plus the interest that was accrued for the second and third quarters of 2009 of $433,002. The new note amount of $981,899 carries a 6.00% interest rate and matures October 28, 2010. As of March 31, 2010 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to BOCO on all outstanding notes. For the quarter ended March 31, 2010, $432,957 of interest was accrued but not paid.
(5) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of March 31, 2010, the Company had 50,000,000 shares of common stock that are authorized, 23,602,614 shares are issued and outstanding with a par value of $.001 per share.
Warrants
During the year ended December 31, 2009, the Company issued 3,650,000 warrants issued to BOCO Investments, LLC. Total warrant expense for the year ended December 31, 2009 was $24,224.
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
For the quarter ended March 31, 2010, no additional warrant expense has been recognized.
Stock Options
On August 4, 2009 the Board of Directors approved the grant of 1,305,131 options to purchase common stock to our Chief Executive Officer and 261,026 options to purchase common stock to our Chief Financial Officer. Fifty percent of the options granted vested immediately and the remaining 50% will vest equally over a three year period. The options had a seven year maturity and an exercise price of $0.49 per share, which was the market price of the stock the day of the grant. Given a risk free rate of 3.21% and a volatility input of 50.78%, the expense recognized for the quarter ended March 31, 2010 for the vested portion of the options was $17,718. The future expense for the life of the options is expected to be $165,600.
(6) Notes Receivable
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed in addition to various reserves. Subsequent to the issuance of this note, American Child Care Properties was acquired by RCS Capital Development, LLC. We finalized an assumption and extension agreement whereby the maturity was extended to April 15, 2010, with one optional six-month extension. Because it was also determined that there was greater capacity than would be needed on the portion that had yet to be drawn, the total loan size was decreased to $3.6 million to better suit the needs of the borrower. The interest rate of 13.07% remains unchanged and we have a first deed of trust on two of the properties in addition to a personal guarantee from RCS Capital Development’s principal. We are working with RCS to exercise the six-month extension. As of March 31, 2010, the full amount of the note was drawn.
During the course of acquiring properties for development, the Company, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to the Company for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. The Company had $638,297 in earnest money deposits outstanding and an allowance for the full outstanding amount as of March 31, 2010. These deposits were held by our development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.

(7) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets
Impairment of asset	$4,582,000
Net operating loss and carry-forwards	5,036,000
Allowance for Doubtful Accounts	42,000
Partnership income	(119,000)
Stock Compensation Expense	111,000
Origination Fee Income	(85,000)
Fixed Assets	(24,000)
Other temporary differences	(67,000)

9,476,000
Valuation Allowance	(9,476,000)

Total net deferred tax assets	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The majority of our NOL carryforwards will expire through the year 2030. The company has recognized a full valuation allowance.
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
As of March 31, 2010, we had two outstanding notes originally issued under this facility. One note had a principal balance of $2,135,297 as of March 31, 2010 and matured on March 1, 2010. Total accrued interest on this note through March 31, 2010 is $148,013. We are currently working with the bank to extend the terms on this note. The second note has a principal balance of $3,568,995 as of March 31, 2010 and matures on March 24, 2011. Total accrued interest on this note through March 31, 2010 is $132,004.
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
We recognized $-0- and $115,500 of impairments for the quarters ended March 31, 2010 and 2009, respectively.

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
RECENT DEVELOPMENTS
While we believe there continues to be significant opportunities created by the tightened credit markets, in January 2009 we made the strategic decision to take a measured approach to our growth in these markets. Rather than simultaneously working on disposing of our legacy deal portfolio, raising additional capital and pursuing new deals, we have chosen to focus on the liquidation of our existing portfolio first, freeing up existing invested capital, and then moving forward with our growth plan and actively pursuing deals. By taking this approach we can more efficiently allocate our resources and conserve cash while we free up existing capital for new deals. This approach also requires a significantly smaller staff during the initial phase. In 2009, we decreased our staff to three individuals and moved into a smaller office facility that we sub-lease, substantially decreasing our operating expenses.
In January, 2010, we entered into negotiations with a private real estate development company for the purpose of potentially acquiring that company. At the present time, we have no definitive arrangements to do so and have not finalized any material terms of the potential acquisition. However, at this time, we believe that if we do enter into a definitive agreement for acquisition, it will result in a change of control of our company. We do not know when, or if, this acquisition will ever be completed.
Our principal business address is 1440 Blake Street, Suite 310, Denver, Colorado 80202.
We have not been subject to any bankruptcy, receivership or similar proceeding.
Results of Operations
The following discussion involves our results of operations for the quarters ending March 31, 2010 and March 31, 2009.
Our revenues for the quarter ended March 31, 2010 were $82,918 compared to $2,218,155 for the quarter ended March 31, 2009. We sold no projects in the first quarter ended March 31, 2010 and one project for the quarter ended March 31, 2009 totaling $1,992,151. Revenue from project sales will continue to be dependent on our ability to sell our existing properties under current market conditions. Rental income for the quarter ended March 31, 2010 was $82,918 compared to $98,023 for the quarter ended March 31, 2009. We had no management fees for the quarters ended March 31, 2010 and 2009. We had no financing activities for the quarter ended March 31, 2010 compared to $127,981 for the quarter ended March 31, 2009.
We recognize cost of sales on projects during the period in which they are sold. We had $1,967,022 of cost of sales for the quarter ended March 31, 2009. The Company’s cost of sales will coincide with revenues as existing projects are sold.
Selling, general and administrative costs were $256,399 for the quarter ended March 31, 2010 compared to selling, general and administrative costs of $572,559 for the quarter ended March 31, 2009. We continue to actively manage our selling, general and administrative expense in order to control costs and conserve cash for the Company.
For the quarter ended March 31, 2010, our net deferred tax asset was $ -0- consisting of $9,476,000 of deferred taxes and a matching amount of $9,476,000 for the tax allowance. As of March 31, 2009 we recognized a $7,665,000 deferred tax asset and a matching deferred tax allowance for a balance of $ -0-.
During the quarter ended March 31, 2010 we recognized $-0- impairment expense compared to $115,500 for the quarter ended March 31, 2009. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to test for impairment on each of the properties in our portfolio on a yearly basis or as triggering events occur.
We had a net loss of $588,122 for the quarter ended March 31, 2010 compared to a net loss of $839,308 for the quarter ended March 31, 2009. Net loss available to common shareholders was $588,122 and $839,308 for the quarters ended March 31, 2010 and 2009 respectively.

Liquidity and Capital Resources
Cash and cash equivalents were $220,769 on March 31, 2010 compared to $496,943 on December 31, 2009.
Cash used in operating activities was $245,588 for the quarter ended March 31, 2010 compared to cash used in operating activities of $109,247 for the quarter ended March 31, 2009. This change was primarily the result of fewer projects under construction in 2009. We anticipate our cash used in operating activities to decline substantially during the next several quarters as we focus on the disposition of our properties held for sale.
Cash provided by investing activities was $-0- for the quarters ended March 31, 2010 and March 31, 2009.
Cash used by financing activities was $30,586 for the quarter ended March 31, 2010 compared to cash provided by financing activities of $60,158 for the quarter ended March 31, 2009. We anticipate our cash provided by financing activities to be insignificant during the next several quarters as we focus on the disposition of our properties held for sale.
Based on our cash balance, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next three months. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward. In addition, a significant portion of our debt is short term in nature and will mature over the next twelve months. We believe that we will continue to be able to extend these various facilities as they mature; however, if we are unable to do so it would have a materially negative impact on our ability to continue our operations going forward.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.
Recently Issued Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 9 — “Impairment of Assets” for further details regarding the Company’s real estate assets measured at fair value. Refer to Note 1 section — “Fair Value of Financials Instruments” for additional details for the Company’s measurement of other assets and liabilities at fair value.
There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations.
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
We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets, long lived assets, and deferred income taxes contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures as defined under the Exchange Act, our Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures are effective.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in the annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR THREE MOST RECENT FISCAL YEAR ENDS.
Our revenues for the quarter ended March 31, 2010 were $82,918. We had a net loss of $588,122 for the quarter ended March 31, 2010. As of March 31, 2010 we have an accumulated deficit of $27,426,250. We have been unprofitable for our three most recent fiscal year ends. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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

WE HAVE A HEAVY RELIANCE ON OUR CURRENT FUNDING COMMITMENTS WITH TWO SIGNIFICANT SHAREHOLDERS.
We are currently dependent upon our relationships with GDBA and BOCO. We currently have $8,046,066 in outstanding notes with GDBA and $14,231,900 in outstanding notes with BOCO. We would be unable to fund any projects in the foreseeable future, if we lose our current funding commitment from these shareholders.
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of March 31, 2010, we had total indebtedness under our various credit facilities of approximately $28,900,000. Our indebtedness could have important consequences to you. We have balances under our credit facility that will mature during the next year. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management. For example, it could:
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

As of March 31, 2010, we had no availability for additional borrowing under our various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management.
MOST OF OUR INDEBTEDNESS IS SCHEDULED TO MATURE DURING OUR CURRENT FISCAL YEAR. WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO RENEW, EXTEND, REFINANCE OR PAY OFF THIS INDEBTEDNESS WHEN IT BECOMES DUE. AS A RESULT, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A BUSINESS.
As of March 31, 2010, we had total indebtedness under our various credit facilities of approximately $28,900,000. Most of the balances under our various agreements will mature during the next year. A total of $8,811,275 in debt must be renewed, extended, refinanced, or paid off, prior to December 31, 2010. There is no assurance that any of this indebtedness will be renewed, extended, refinanced, or paid off. If we cannot successfully renew, extend, refinance, or pay off our indebtedness when it matures, we may not be able to continue to operate as a business.
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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties in our inventory. We have already experienced impairments to our assets of approximately $13 million as of March 31, 2010. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
We filed one report under cover of Form 8-K for the fiscal quarter ended March 31, 2010, on January 26, 2010, relating to negotiations regarding a potential acquisition.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: May 13, 2010	By:	/s/ James W Creamer III
James W Creamer III
President & CEO

CAPTERRA FINANCIAL GROUP, INC.
Dated: May 13, 2010	By:	/s/ Joni K Troska
Joni K Troska
Chief Financial Officer

EXHIBIT INDEX

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002