Form 10-Q
period 2010-06-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2010-08-23
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended
June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2010, registrant had outstanding 23,602,614 shares of the registrant’s common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on May 7, 2010 was approximately $119,951.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-Q
CapTerra Financial Group, Inc.

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” “CPTA” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS

CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

Assets
Cash and equivalents	$204,320	$496,943
Accounts receivable, net	2,762	16,992
Notes receivable	3,600,000	3,604,646
Property and equipment, net of accumulated depreciation	4,302	9,048
Real estate held for sale	7,191,821	14,096,592
Deposits and prepaids	31,909	53,253

Total assets	$11,035,114	$18,277,474

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$—	$77,860
Accrued liabilities	60,980	94,035
Senior subordinated revolving notes, related parties	23,288,263	22,614,259
Notes payable	3,966,716	6,014,895

Total liabilities	27,315,959	28,801,049

Shareholders’ deficit:
Common stock, $.001 par value; 50,000,000 shares authorized, 23,602,614 issued and outstanding	23,603	23,603
Additional paid-in-capital	16,326,386	16,290,950
Accumulated deficit	(32,630,834)	(26,838,128)

Total shareholders’ deficit	(16,280,845)	(10,523,575)

Total liabilities and shareholders’ deficit	$11,035,114	$18,277,474

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
(unaudited)

	For the quarters ended,		For the six months ended,
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Sales	$2,675,000	$250,000	$2,675,000	$2,242,151
Interest income — note receivable	—	173,484	—	301,465
Rental income	136,462	92,621	219,380	190,644

Total revenue	2,811,462	516,105	2,894,380	2,734,260

Operating expenses:
Cost of sales	2,663,562	256,754	2,663,562	2,223,776
Impairment loss on real estate	4,390,273	—	4,390,273	115,500
Selling, general and administrative	259,835	446,586	516,237	1,019,145

Total operating expenses	7,313,670	703,340	7,570,072	3,358,421

Loss from operations	(4,502,208)	(187,235)	(4,675,692)	(624,161)

Non-operating income/(expense):
Interest income	—	—	—	11,675
Interest expense	(402,149)	(387,344)	(833,372)	(768,424)
Other income (expense)	(227)	—	16,358	(9,627)

Net loss	$(4,904,584)	$(574,579)	$(5,492,706)	$(1,413,887)

Basic and diluted loss per common share	$(0.21)	$(0.02)	$(0.23)	$(0.06)

Basic and diluted weighted average common shares outstanding	23,602,614	23,602,614	23,602,614	23,602,614

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,492,706)	$(1,413,887)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and write-off of assets	4,746	23,706
Impairment of real estate held for sale	4,390,273	115,500
Accrued interest	674,004	—
Stock option compensation expense	35,436	—
Warrant expense	—	16,156
Changes in operating assets and operating liabilities:
Real estate held for sale	2,514,498	1,071,290
Accounts receivable	14,230	1,552
Notes receivable	4,646	(380,540)
Deposits and prepaids	21,344	16,769
Accounts payable and accrued liabilities	(110,915)	(52,990)

Net cash provided by (used in) operating activities	2,055,556	(602,444)

Cash flows from investing activities:
Consolidation of an entity	—	—

Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of related party revolving notes	—	1,665,181
Repayment of notes payable	(2,348,179)	(1,270,514)

Net cash (used in) provided by financing activities	(2,348,179)	394,667

Net change in cash	$(292,623)	$(207,777)

Cash and cash equivalents, beginning of the period	$496,943	$2,383,740

Cash and cash equivalents, end of the period	$204,320	$2,175,963

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Income taxes	$—	$—

Interest	$96,071	$—

Debt due to consolidation of a variable interest entity
Notes payable	$300,000	$—

Accumulated deficit	$300,000	$—

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of CapTerra Financial Group, Inc. and the following subsidiaries, which were active at June 30, 2010:
Name of Subsidiary Ownership

Name of Subsidiary	Ownership

AARD LECA LSS Lonestar, LLC	100%
AARD LECA VL1, LLC	100%
AARD-Charmar Greeley Firestone, LLC	100%
AARD-Econo Lube Stonegate, LLC	100%
AARD Esterra Mesa 1, LLC	100%
AARD-Cypress Sound, LLC	100%
CapTerra Fund I, LLC	100%
South Glen Eagles Drive, LLC	51%
Hwy 46 and Bluffton Pkwy, LLC	51%
Buckeye AZ, LLC	51%
Cypress Sound, LLC	51%
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

Significant estimates have been made by management with respect to the fair values utilized for calculating the Company’s impairments on real estate projects. For the six months ended June 30, 2010 and 2009 we recognized $4,390,272 and $115,500 respectively in impairment losses.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivables and payables. The carrying values of assets and liabilities approximate fair value due to their short-term nature. The carrying amounts of notes payable and debt issued by financial institutions approximate fair value as of June 30, 2010 due to the notes carrying variable interest rates. The carrying value of notes payable to related parties cannot be determined due to the nature of these agreements. The Company has consistently applied this valuation technique in all the periods presented.
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
There were various other accounting standards and interpretations issued during 2010, none of which are expected to have a material impact on the Company’s consolidated financial position or operations.
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
We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets, long lived assets, deferred income taxes, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.
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
(3) Real Estate Held for Sale
As of June 30, 2010 we had nine properties classified as real estate held for sale totaling $7,191,821 in costs, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were raw land currently being marketed for sale. These properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah.
(4) Related Party Transactions
On June 30, 2010 our outstanding principal balances on our Senior Subordinated Notes and Senior Subordinated Revolving Notes are summarized below:

	GDBA	BOCO	TOTAL
Subordinated notes	$8,046,066	$14,231,900	$22,277,966
Accrued interest	358,836	651,460	1,010,297

Total senior subordinated revolving notes	$8,404,902	$14,883,360	$23,288,263

GDBA Investments, LLC
On September 28, 2006, GDBA issued $7,000,000 in Senior Subordinated debt to us that matures on September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. GDBA receives quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of June 30, 2010, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from GDBA up to $500,000 for a period of up to one year at an interest rate of 6% per annum. The note matured on December 15, 2009 and has been extended to December 15, 2010. As of June 30, 2010 the full amount of this note was outstanding.
On April 1, 2009 the Company entered into an accrued interest term note with GDBA for the accrued interest amount due through March 31, 2009 of $319,233. The note carries a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $319,233 plus the interest that was accrued for the second and third quarters of 2009 of $226,833. The new note amount of $546,066 carries a 6.00% interest rate and matures October 28, 2010. As of June 30, 2010 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to GDBA on all outstanding notes. As of June 30, 2010, $358,836 of interest was accrued but not paid.
BOCO Investments, LLC
On September 28, 2006, BOCO issued $7,000,000 in Senior Subordinated debt to us that matures on September 28, 2012. This note carries a floating interest rate equal to the higher of 6% or the 90 day average of the 10 year U.S. Treasury Note plus 150 basis points. BOCO receives quarterly interest payments in the form of common shares instead of cash through December 31, 2010. As of June 30, 2010, the full amount of this note was outstanding.
On June 4, 2008, we signed a promissory note to borrow from BOCO up to $1,000,000 at an interest rate of 6% per annum. This note is due March 25, 2011. Under the amended agreement we issued BOCO 200,000 additional warrants to purchase our common stock at $0.25 per share. As of June 30, 2010, the full amount of this note was outstanding.
On September 4, 2008, we signed a promissory note to borrow from BOCO up to $4,000,000 at an interest rate of 6% per annum. This note was due April 30, 2010 and has been extended to April 30, 2011. As of June 30, 2010 the full amount of this note was outstanding.
On September 10, 2008, we signed a promissory note to borrow from BOCO up to $750,000 at an interest rate of 9% per annum. The note was issued specifically for the assemblage of an additional parcel to our property held under our Esterra Mesa 1, LLC to increase the marketability of the property. The note is secured by a Pledge Agreement on the Company’s membership interest in Esterra Mesa 1, LLC. This note is due March 25, 2011. Under the amended agreement we issued BOCO 150,000 additional warrants to purchase our common stock at $0.25 per share. As of June 30, 2010, the full amount of this note was outstanding.
On December 15, 2008, we signed a promissory note to borrow from BOCO up to $500,000 for a period of up to one year at an interest rate of 6% per annum. The note matured on December 15, 2009 and has been extended to December 15, 2010. As of June 30, 2010 the full amount of this note was outstanding.
On April 1, 2009 the Company entered into an accrued interest term note with BOCO in the amount of $548,897 for the accrued interest amount due through March 31, 2009 and $15,000 for the fee due on the September 10, 2008 promissory note. The note carried a per annum interest rate of 0.76% with a maturity date of October 28, 2009. On October 28, 2009 we terminated the note and issued a new note that included the interest of $548,897 plus the interest that was accrued for the second and third quarters of 2009 of $433,002. The new note amount of $981,899 carries a 6.00% interest rate and matures October 28, 2010. As of June 30, 2010 the full amount of this note was outstanding.
Since October 1, 2009 we have accrued, but not paid the interest due to BOCO on all outstanding notes. As of June 30, 2010, $651,460 of interest was accrued but not paid.
(5) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of June 30, 2010, the Company had 50,000,000 shares of common stock that are authorized, 23,602,614 shares are issued and outstanding with a par value of $.001 per share.

Stock Options
On August 4, 2009 the Board of Directors approved the grant of 1,305,131 options to purchase common stock to our Chief Executive Officer and 261,026 options to purchase common stock to our Chief Financial Officer. Fifty percent of the options granted vested immediately and the remaining 50% will vest equally over a three year period. The options had a seven year maturity and an exercise price of $0.49 per share, which was the market price of the stock the day of the grant. Given a risk free rate of 3.21% and a volatility input of 50.78%, the expense recognized for the quarter ended June 30, 2010 for the vested portion of the options was $17,718. The future expense for the life of the options is expected to be $147,882.
(6) Notes Receivable
On October 15, 2008 we entered into a financing with American Child Care Properties to complete the construction of three Tutor Time facilities in Las Vegas, NV. The financing was structured as a $3.9 million note to be drawn for construction as completed in addition to various reserves. Subsequent to the issuance of this note, American Child Care Properties was acquired by RCS Capital Development, LLC. We finalized an assumption and extension agreement whereby the maturity was extended to April 15, 2010, with one optional six-month extension. Because it was also determined that there was greater capacity than would be needed on the portion that had yet to be drawn, the total loan size was decreased to $3.6 million to better suit the needs of the borrower. The interest rate of 13.07% remains unchanged and we have a first deed of trust on two of the properties in addition to a personal guarantee from RCS Capital Development’s principal. As of June 30, 2010, the full amount of the note was drawn.
Because of a legal battle between the Australian parent company of Tutor Time and RCS Capital regarding among other things, the acquisition of the Las Vegas properties, RCS has delayed the opening of the facilities until further resolution can be obtained on these legal issues. Due to these factors, RCS has not been paying interest currently and is in default. We are currently negotiating a solution to resolve the issues which should allow them to begin servicing the debt. Should we be unsuccessful in obtaining a reasonable solution, we will begin proceedings to foreclose on the properties and/or move to collect on the guarantee. Should it become necessary to take these actions, we believe that the loan is adequately collateralized.
During the course of acquiring properties for development, the Company, on behalf of its subsidiaries and development partners, typically is required to provide capital for earnest money deposits that may or may not be refundable in addition to investing in entitlements for properties before the actual land purchase. Because these activities represent a risk of our capital in the event the land purchase is not completed, it is our policy to require our development partners to personally sign promissory notes to the Company for all proceeds expended before land is purchased. Once the land has been purchased and we can collateralize the capital invested by us, the promissory note is cancelled. The Company had $638,297 in earnest money deposits outstanding and an allowance for the full outstanding amount as of June 30, 2010. These deposits were held by our development partners who have each secured them through promissory notes held by us. These promissory notes are callable on demand or due within a year and carry an interest rate between 12% and 12.5% per annum.

(7) Income Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets
Impairment of asset	$6,000,000
Net operating loss and carry-forwards	5,662,000
Allowance for Doubtful Accounts	42,000
Partnership income	(119,000)
Stock Compensation Expense	104,000
Origination Fee Income	(85,000)
Fixed Assets	(24,000)
Other temporary differences	(67,000)

11,513,000
Valuation Allowance	(11,513,000)

Total net deferred tax assets	$—

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
During the second quarter we sold one of our projects and paid the current balance of $2,348,179 that was due United Western Bank. This amount included principal and interest. As of June 30, 2010, we had one outstanding note originally issued under this facility. The principal balance is $3,534,712 as of June 30, 2010 and matures on March 24, 2011. Total accrued interest on this note through June 30, 2010 is $132,004.
Cypress Sound
While CapTerra has owned 51% of Cypress Sound, LLC since our initial investment in 2005, we were not originally the manager of the LLC so we did not have control. We have become the manager of the LLC while maintaining our 51% ownership, thus we have made the determination that we now have a controlling position and therefore we are now consolidating this LLC on our financials. Cypress Sound, LLC has one note with a principal amount due of $300,000 and is secured by a 1st deed of trust on the property held by the LLC and a personal guarantee by our partner. The interest only note carries a rate of 12% and matures on February 13, 2011.

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
We recognized $4,390,273 and $115,500 of impairments for the six months ended June 30, 2010 and 2009, respectively.

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
Results of Operations
The following discussion involves our results of operations for the quarters ending June 30, 2010 and June 30, 2009. Our revenues for the quarter ended June 30, 2010 were $2,811,462 compared to $516,105 for the quarter ended June 30, 2009. We sold one project for the quarter ended June 30, 2010 totaling $2,675,000 compared to $250,000 for the quarter ended June 30, 2009. We will continue to recognize sales revenue as we sell our current properties, all of which are currently classified “available for sale”; however, given current real estate market conditions we can not accurately predict the timing of these sales. Rental income for the quarter ended June 30, 2010 was $136,462 compared to $92,621 for the quarter ended June 30, 2009. One of our properties held for sale that rental income was being recorded, was sold during the quarter ended June 30, 2010. We had interest income on notes receivable of $-0- for the quarter ended June 30, 2010 compared to $173,484 for the quarter ended June 30, 2009.
We recognize cost of sales on projects during the period in which they are sold. We had $2,663,562 of cost of sales for the quarter ended June 30, 2010 and $256,754 for the quarter ended June 30, 2009. Cost of sales going forward will continue to be correlated with the timing of our property sales.
Selling, general and administrative costs were $259,835 for the quarter ended June 30, 2010 compared to selling, general and administrative costs of $446,586 for the quarter ended June 30, 2009. We continue to actively manage our selling, general and administrative expense in order to control costs and conserve cash for the Company.
During the quarter ended June 30, 2010, we recognized $4,390,273 of impairment charges. We recognized $-0- of impairment expense for the period ended June 30, 2009. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to test our properties for impairment on a quarterly basis.
For the quarters ended June 30, 2010 and June 30, 2009, we recognized a current and deferred tax asset that was offset by a deferred tax allowance in the same amount.
We had a net loss of $4,904,584 for the quarter ended June 30, 2010 compared to a net loss of $574,579 for the quarter ended June 30, 2009.

Our revenues for the six months ended June 30, 2010 were $2,894,380 compared to $2,734,260 for the six months ended June 30, 2009. Project sales for the six months ended June 30, 2010 were $2,675,000 compared to $2,242,151 for the six months ended June 30, 2009. We anticipate project sales will increase over the next several quarters as we sell current properties available for sale. We had rental income for the six months ended June 30, 2010 of $219,380 compared to $190,644 for the six months ended June 30, 2009. We recognized interest income of $-0- for the six months ended June 30, 2010 compared to $301,465 for the six months ended June 30, 2009.
Selling, general and administrative costs were $516,237 for the six months ended June 30, 2010 compared to $1,019,145 for the six months ended June 30, 2009. This decrease is largely attributable to several cost cutting measures implemented during 2009 which included downsizing our workforce and moving our corporate offices.
During the six months ended June 30, 2010 we recognized $4,390,273 of impairment expense compared to $115,500 for the six months ended June 30, 2009. We believe our balance sheet correctly reflects the current fair value of our projects; however, we will continue to impairment test each of the properties in our portfolio on an ongoing basis.
We had a net loss of $5,492,706 for the six months ended June 30, 2010 compared to a net loss of $1,413,887 for the six months ended June 30, 2009.
Liquidity and Capital Resources
Cash and cash equivalents were $204,320 on June 30, 2010 compared to $496,943 on December 31, 2009.
Cash provided by operating activities was $2,055,556 for the six months ended June 30, 2010 compared to cash used in operating activities of $602,444 for the six months ended June 30, 2009. This change was primarily the result of additional property dispositions and fewer projects under construction in 2009. We continue to focus on the disposition of our properties held for sale.
Cash provided by investing activities was $-0- for the six months ended June 30, 2010 and June 30, 2009.
Cash used by financing activities was $2,348,179 for the six months ended June 30, 2010 compared to cash provided by financing activities of $394,667 for the six months ended June 30, 2009. During 2009 we had proceeds of $1,665,181 from advances from related parties and utilized $1,270,514 for the repayment of notes payable. In 2010, we used $2,348,179 to repay debt to the bank on the property sold. We continue to focus on the disposition of our properties held for sale.
Based on our cash balance, we may not have adequate cash available to meet all of our obligations with regard to operating capital and project equity required over the next three months. We continue to work with our existing investors and are seeking additional investors to secure the capital required to fund our operations going forward. In addition, a significant portion of our debt is short term in nature and will mature over the next twelve months. Historically, we have been able to extend these various facilities as they mature; however, if we are unable to do so in the future it would have a materially negative impact on our ability to continue our operations going forward. Furthermore, because of the extent that our debt balances exceed the current value of our assets, it is doubtful that we will be able to fully meet and repay these obligations in the future.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and any future growth.
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
There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position or operations.

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
THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE IN THE FUTURE. WE WERE UNPROFITABLE FOR OUR FOUR MOST RECENT FISCAL YEAR ENDS.
Our revenues for the quarter ended June 30, 2010 were $2,811,462. We had a net loss of $4,904,584 for the quarter ended June 30, 2010. As of June 30, 2010 we have an accumulated deficit of $32,630,834. We have been unprofitable for our four most recent fiscal year ends. We have only completed a limited number of transactions, so it continues to be difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.
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

WE WILL NEED ADDITIONAL FINANCING IN THE FUTURE BUT CANNOT GUARANTEE THAT IT WILL BE AVAILABLE TO US.
In order to continue our business, we will continue to need additional capital. To date, we have been successful in obtaining capital, but we cannot guarantee that additional capital will be available at all or under sufficient terms and conditions for us to utilize it. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations. We will need additional financing of some type, which we do not now possess, to fully develop our business plan. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our business plan may be delayed or indefinitely postponed, which would have a materially adverse impact on our operations and the investors’ investment.
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
OUR INDEBTEDNESS UNDER OUR VARIOUS CREDIT FACILITIES ARE SUBSTANTIAL AND COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.
As of June 30, 2010, we had total indebtedness under our various credit facilities of approximately $27,000,000. Our indebtedness could have important consequences to you. We have balances under our credit facility that will mature during the next year. There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management. For example, it could:
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

As of June 30, 2010, we had no availability for additional borrowing under our various credit facilities. If we increase our indebtedness by borrowing under our various credit facilities or incur other new indebtedness, the risks described above would increase.
There is no assurance that these notes will be renewed or extended or that the terms will be acceptable to management.
MOST OF OUR INDEBTEDNESS IS SCHEDULED TO MATURE DURING OUR CURRENT FISCAL YEAR. WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO RENEW, EXTEND, REFINANCE OR PAY OFF THIS INDEBTEDNESS WHEN IT BECOMES DUE. AS A RESULT, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A BUSINESS.
As of June 30, 2010, we had total indebtedness under our various credit facilities of approximately $27,000,000. Most of the balances under our various agreements will mature during the next year. A total of $8,811,275 in debt must be renewed, extended, refinanced, or paid off, prior to December 31, 2010. There is no assurance that any of this indebtedness will be renewed, extended, refinanced, or paid off. If we cannot successfully renew, extend, refinance, or pay off our indebtedness when it matures, we may not be able to continue to operate as a business.

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
WE DO NOT HAVE A LONG HISTORY OF BEING ABLE TO SELL PROPERTIES AT A PROFIT
We have only been in business since 2003. We do not have a significant track record and may be unable to sell properties in our inventory. We have already experienced impairments to our assets of approximately $14.2 million as of June 30, 2010. We may incur additional impairments in the future. We may be forced to sell properties at a loss. Furthermore, in order to sell properties for a profit, we may be forced to hold properties for longer periods that we plan, which may require the need for additional financing sources. Any of these conditions would likely result in reduced operating profits and could likely strain current funding agreements.
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
Reports on Form 8-K
We filed no report under cover of Form 8-K for the fiscal quarter ended June 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.

Dated: AUGUST 23, 2010	By:	/s/ James W Creamer III James W Creamer III
President & CEO

CAPTERRA FINANCIAL GROUP, INC.

Dated: AUGUST 23, 2010	By:	/s/ Joni K Troska Joni K Troska
Chief Financial Officer,

EXHIBIT INDEX

21.	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002