Form 10-Q
period 2010-09-30
CAPTERRA FINANCIAL GROUP, INC.
filed 2010-11-22
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50764

CapTerra Financial Group, Inc.
(Exact name of Registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	20-0003432 (I.R.S. Employer Identification No.)
1621 18th Street, Suite 250
Denver, Colordo 80202
(Address of principal executive offices) (Zip Code)
303-244-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	47,697,921
(Class)	(Outstanding on November 7, 2010)

FORM 10-Q
for the quarter ended September 30, 2010

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” or “Company” refer to CapTerra Financial Group, Inc. and its subsidiaries.
ITEM 1. FINANCIAL STATEMENTS
CapTerra Financial Group, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Assets:
Cash and equivalents	$5,514,585	$2,250,837
Restricted cash	1,000,000	—
Accounts receivable, net of allowance for doubtful accounts	281,992	204,368
Revenue in excess of billings	438,372	61,316
Pre-development costs	192,055	457,945
Investment in joint venture	2,551,343	—
Property and equipment, net of accumulated depreciation	89,229	72,484
Real estate held for sale	7,191,821	—
Prepaids and deposits	25,566	39,263

Total assets	$17,284,963	$3,086,213

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$159,129	$102,746
Line of credit, related parties	500,000	—
Accrued liabilities	322,481	109,691
Senior subordinated revolving notes, related parties	3,222,538	—
Notes payable	3,941,716	—

Total liabilities	$8,145,864	$212,437

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 47,697,921 issued and outstanding	47,698	23,603
Additional paid-in-capital	11,013,727	6,422,255
Accumulated deficit	(2,334,232)	(3,572,082)
Non-controlling interest	411,906	—

Total shareholders’ equity	9,139,099	2,873,776

Total liabilities and shareholders’ equity	$17,284,963	$3,086,213

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Operations
For the three months ended September 30, 2010 and 2009
and for the nine months ended September 30, 2010 and 2009

	For three months ended		For nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:
Revenue	$3,386,224	$378,954	$4,136,822	$1,025,876
Revenue, related parties	1,013,791	263,771	1,615,421	2,707,218

Total revenue	4,400,015	642,725	5,752,243	3,733,094

Operating expenses:
Direct costs	23,206	62,322	90,013	63,790
Direct costs, related parties	56,899	68,072	162,954	194,487
Selling, general and administrative	1,782,059	989,556	4,262,870	3,045,375

Total operating expenses	1,862,164	1,119,950	4,515,837	3,303,652

Income/(loss) from operations	2,537,851	(477,225)	1,236,406	429,442

Non-operating income:
Interest income	367	188	1,444	4,436

Income/(loss) before income taxes	2,538,218	(477,037)	1,237,850	433,878
Income tax provision	—	—	—	—

Income/(loss) before non-controlling interest	2,538,218	(477,037)	1,237,850	433,878
Non-controlling interest	—	—	—	—

Net Income/(loss)	$2,538,218	$(477,037)	$1,237,850	$433,878

Basic income/(loss) per common share	$0.10	$(0.02)	$0.05	$0.02

Diluted income/(loss) per common share	$0.10	$(0.02)	$0.05	$0.02

Basic weighted average common shares outstanding	25,246,716	25,000,000	25,267,521	25,000,000

Diluted weighted average common shares outstanding	25,267,521	25,000,000	25,090,153	25,000,000

See accompanying notes to condensed consolidated financial statements

CapTerra Financial Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009

	For the nine months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income/(loss)	$1,237,850	$433,878
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Depreciation and write-off of assets	32,991	27,270
Changes in operating assets and operating liabilities:
Pre-construction costs	265,890	(262,298)
Accounts receivable	(77,624)	(634,945)
Revenue in excess of billings	(377,056)	—
Deposits and prepaids	24,573	3,734
Accounts payable and accrued liabilities	245,142	(822,160)

Net cash provided by(used in) operating activities	1,351,766	(1,254,521)

Cash flows from investing activities:
Cash paid for property and equipment	(46,639)	—
Cash acquired in reverse merger	5,009,964	—
Change in restricted cash	(1,000,000)	—
Investment in joint venture	(2,551,343)	—

Net cash provided by investing activities	1,411,982	—

Cash flows from financing activities:
Proceeds from line of credit, related parties	500,000	—

Net cash provided by financing activities	500,000	—

Net change in cash	$3,263,748	$(1,254,521)

Cash and cash equivalents, beginning of the period	$2,250,837	$2,240,348

Cash and cash equivalents, end of the period	$5,514,585	$985,827

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Income taxes	$—	$—

Interest	$10,301	$—

See accompanying notes to condensed consolidated financial statements

(1) Nature of Organization and Summary of Significant Accounting Policies
CapTerra Financial Group, Inc. (the “Company’ or “CapTerra”), is a full service health care real estate development company. We provide development, acquisition, ownership, financing, leasing, and asset and property management services. We also invest in and manage medical office and other healthcare related real estate throughout the United States. We have agreements to manage facilities in California, Colorado, Illinois, Missouri, North Carolina, and Washington.
Principles of Consolidation
The accompanying consolidated financial statements include all of the assets, liabilities, and results of operations for CapTerra Financial Group, Inc. and its wholly- and majority-owned subsidiaries. As discussed in Note 2, the Company completed a business combination with NexCore Group LP on September 29, 2010 which was accounted for as a reverse acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. We had $1 million in restricted cash as of September 30, 2010 related to certain minimum balances the Company is required to maintain related to the joint venture discussed in Note 4.
Accounts Receivable
Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The allowance for doubtful accounts is based on specific customer collection issues. For the quarter ended September 30, 2010, it was determined that an allowance was not considered necessary.
Pre-Development Costs
In accordance with Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts,” the Company has capitalized certain costs related to prospective development projects. Such costs remain on the balance sheet until we determine if they are going to proceed with the project. These costs include, but are not limited to, legal fees, marketing, travel, architectural and engineering, due diligence and other expenses. Once it is determined that a cost should be part of a project, they are recorded as a direct cost.
If it is deemed probable by management that a prospective project will not materialize, any related costs are expensed and recorded as general and administrative expenses at the time of determination.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the expected life or term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated Statements of Operations.

Long-Lived Assets
The Company reviews the carrying value of its long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the quarter ended September 30, 2010 no impairments existed.
Revenue Recognition
Development fees are recognized over the life of a development project on a percent complete basis where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The Company records revenue and profit utilizing the percentage of completion method using the input method which utilizes actual hours spent internally on the project compared to the total forecasted hours to be spent on the project. As of September 30, 2010 and December 31, 2009, the Company recognized $438,372 and $61,316, respectively, of revenue in excess of billings.
The Company sources tenants and negotiates leases for buildings it manages and in return is paid a leasing commission. Leasing commission revenue is recognized based on each negotiated contract with the building owner and is recognized as services are performed unless future contingencies exist.
Property management fees, tenant coordination fees and legal consultation fees are recognized monthly as services are performed, unless future obligations exist. Acquisition and disposition fees are recognized at the culmination of the purchase or sale of a building.
Certain contractual arrangements for services provide for the delivery of multiple services. The Company evaluates revenue recognition for each service to be rendered under these arrangements using criteria set forth in the ASC Subtopic 605-25, “Multiple-Element Arrangements.” For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.
In addition, in regard to development service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner. The Company bases the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Contracts are accounted for on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for expenses to be billed directly to the client. When accounting on a net basis, the Company includes the fixed management fee in reported revenue and nets the reimbursement against expenses. The Company bases this accounting on the following factors, which defines NexCore as an agent rather than a principal:
•	The property owner, with ultimate approval rights relating to the expenditures and bearing all of the economic costs of such expenditures, is determined to be the primary obligor in the arrangement;
•
Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, the Company bears little or no credit risk; and

•	The Company generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.
All of our service contracts are accounted for on a net basis. This treatment has no impact on operating income, net income or cash flows.
See Note 11 for a detail of revenue recognized by activity for the three months and nine months ended September 30, 2010 and 2009.

Equity Method Investments
Investments in non-consolidated affiliates are accounted for under the equity method and generally include all entities in which the Company does not have significant influence, not more than 50 percent voting control, and is not considered the primary beneficiary. All profit from transactions, if any, with equity method investments has been eliminated in the accompanying consolidated financial statements.
Variable Interest Entities
The Company and/or its subsidiaries may be a limited partner or member in a limited liability company of related development projects. The determination of the appropriate accounting with respect to our variable interest entities (“VIEs”), including joint ventures, is based on the requirements of the Consolidation Topic. The Company consolidates any VIE for which it is considered the primary beneficiary. The Company determines if an entity is a VIE under the Topic based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The Company is deemed to be the primary beneficiary of the VIE and consolidates the entity if it will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. If the interest in the entity is determined not to be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of the Real Estate — General Topic, as amended by the requirements of the Consolidation Topic. Entities that are not consolidated are accounted for as “Investments” using the equity method. Earnings and losses from these entities are included in the Company’s consolidated Statement of Operations.
Subsequent to January 1, 2010, the Company adopted amended guidance under the consolidation topic. Under this guidance, the Company now determines if it has the power to direct the activities of a VIE that most significantly impact its economic performance or if it has the obligation to absorb losses. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Guarantees
The Company accounts for guarantees in accordance with the requirements of the Guarantee Topic. The Topic elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability. As of September 30, 2010 our guarantee, referred to in Note 8, met the criteria to be recorded as a liability; however, the amount was de minimus and no value was recorded.
Fair Value Measurements
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The recorded value of the Company’s borrowings discussed in Notes 8 and 9 approximate fair value.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets required to be measured at fair value on a non-recurring basis include real estate held for sale which approximates fair value as determined by using the future expected net cash flows on the sale of the property. The valuation of real estate held for sale and related impairment is considered a Level 2 fair value measures under ASC 820.
The Company’s stock was thinly traded prior to the business combination and therefore, is not considered a reasonable indication of fair value. As a result, the Company determined the fair value of the consideration exchanged in the business combination that is detailed in Note 2 based on the net book value per share of CapTerra prior to the merger. The valuation of the consideration exchanged is considered a Level 3 assumption.
Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards for the three and nine months ended September 30, 2010 was 20,804 and 7,011 shares, respectively. Stock awards to purchase 1,566,588 shares of common stock were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2010 since the results would have been anti-dilutive. No awards were outstanding during the three and nine months ended September 30, 2009.
Because the business combination with NexCore Group LP on September 29, 2010 was accounted for as a reverse merger, the number of common shares outstanding from the beginning of that period to the acquisition date were computed on the basis of the weighted-average number of common shares of Nexcore outstanding during the period multiplied by the exchange ratio established in the merger agreement. The weighted average number of shares used in the earnings per share calculations were based on historical weighted-average number of common shares outstanding multiplied by the exchange ratio. The number of common shares outstanding from the acquisition date to the end of that period is the actual number of common shares of CapTerra outstanding during that period.
Recently Adopted Accounting Pronouncements
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
In January 2010, the FASB issued an accounting standard update titled “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements.” This new guidance requires additional disclosures to be provided, which are as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. The adoption did not have a material impact on our consolidated results of operations or financial condition.
There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2) Business Combination
On September 29, 2010, the Company acquired the general partner interest and 90% of the limited partnership interests of NexCore, a real estate development company. The purchase consideration was valued by looking to the fair value of the CapTerra interest received based upon the fair value of CapTerra’s common stock. Under the Agreement, we will issue an additional 8,000,000 shares of common stock if we do not have a specified amount of net operating loss carryforwards for state and Federal income tax purposes (collectively, “ NOLs “) for use during the period from the closing to January 1, 2014 (the “ NOL Shares “). If issued, the NOL Shares will be issued to each former NexCore partner in proportion to the amount of shares such partner received in the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of September 30, 2010, the Company deems the issuance of these shares not to be probable. As such, we have not recorded any reserve for possible issuance of these shares at the time of acquisition or as of September 30, 2010.
The Company incurred acquisition costs of approximately $190,000 for the three and nine months ended September 30, 2010, which are included in general and administrative expenses in the consolidated statements of operations. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cashflows and financial position presented in the consolidated Balance Sheet and Statement of Operations are those of NexCore. The accumulated deficit of NexCore has been carried forward and common stock and additional paid-in-capital of the combined Company have been retroactively restated as if the combination occurred on the first day of the earliest period presented. The acquisition was accounted for as a reverse acquisition because (1) the former NexCore partners have the ability to elect majority of the members of the Board of Directors, (2) the management of the combined entity will consist primarily of the former senior management of NexCore and (3) the former partners of NexCore hold a large minority voting interest in the combined entity and have deposited their shares into a combined voting trust where they will vote together.
The 10% non-controlling interest in NexCore is recorded on the balance sheet as of the date of the business combination based on 10% of the historical value of NexCore’s net assets prior the business combination.
The assets and liabilities of CapTerra have been recorded at their fair values which approximated the purchase price. As there was de minimus excess purchase price, no intangibles or goodwill were recorded in connection with the business combination. The fair value of CapTerra’s assets and liabilities consisted of the following at the date of acquisition:

(in thousands)
Cash and equivalents	$5,009
Real estate held for sale	7,191
Other Assets	14
Senior subordinated revolving notes, related party	3,222
Notes payable	3,942
Other liabilities	23

Total	$5,027

NexCore and CapTerra have calendar year-ends. There are no amounts of revenue included in the consolidated statement of operations from CapTerra since the consummation of the transaction. Pro forma financial statements of the consolidated companies as of September 31, 2010 and 2009 are as follows:

	Nine months ended
	September 30,
	2010	2009
Pro Forma revenues	$8,646,623	$6,789,792
Pro Forma net income (loss)	$(4,306,067)	$(1,540,652)
Pro forma net income (loss) per share — basic and diluted	$(.09)	$(.03)

(3) Real Estate Held for Sale
As of September 30, 2010, the Company had nine non-medical properties classified as real estate held for sale totaling $7,191,821 in costs, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were raw land currently being marketed for sale. These non-medical properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah. The Company, after its combination with Nexcore Group LP, is focused on health care real estate and has elected to dispose of all non-medical real estate assets.
Management periodically evaluates the Company’s real estate held for sale to determine whether events or changes in circumstances indicate that a possible impairment in the carrying values of the assets has occurred. As part of this evaluation, the Company records the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated selling costs. The amount the Company will ultimately realize on these asset sales could differ from the amount recorded in the financial statements. Any excess gain on the sales will be used to repay additional amounts on related party debt discussed in Note 8. The Company engages real estate brokers to assist in determining the estimated selling price or when external opinions are not available uses their own market knowledge. The estimated selling costs are based on the Company’s experience with similar asset sales. The Company records impairment charges and writes down an asset’s carrying value if the carrying value exceeds the estimated selling price less costs to sell.
In connection with the business combination, as discussed in Note 2, the real estate held for sale was brought over at the fair value as of the combination date.
(4) Investment in Joint Venture
The Company’s investment that is accounted for on the equity method of accounting consists of an investment in a joint venture with an institutional equity partner. The Company owns a 15% interest in this joint venture. The purpose of the joint venture is to construct a health care facility near Chicago, Illinois. During the quarter ended September 30, 2010, the Company invested $2,551,343 in this joint venture. No earnings or losses from the joint venture were recognized as of September 30, 2010 in the Company’s consolidated Statement of Operations as the amounts were de minimus. In connection with the joint venture, the Company signed a guarantee agreement with the lender detailed in Note 8.
(5) Property and Equipment
Our property and equipment consists mainly of computer equipment, leasehold improvements and office equipment. Property and equipment is depreciated on a straight-line basis. Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 were $32,911 and $ 27,270 respectively.

	September 30,	December 31,
	2010	2009

Computer and Office Equipment	$214,213	$171,278
Leasehold Improvements	151,619	144,819
Office Equipment	37,209	37,209

	$403,041	$353,306
Less accumulated depreciation and amortization	(313,812)	(280,822)

	$89,229	$72,484

(6) Accrued Liabilities
Accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009

Accrued vacation	$148,443	$56,612
Employee compensation liability	—	46,813
Other accrued liabilities	174,038	6,266

	$322,481	$109,691

(7) Income Taxes
Significant components of the Company’s deferred tax assets relate to approximately $6 million of differences in basis of real estate assets held for sale and approximately $5 million of net operating loss carryforwards. The net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended and other limitations under state tax laws.
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

(8) Related Parties
GDBA Investments, LLC (“GDBA”)
GDBA issued Senior Subordinated debt to us that matures on September 28, 2012. The interest rate of this note is 0.46%. As of September 30, 2010, the outstanding principal amount due on this note was $505,854. In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts previously forgiven. Any shortfall to be able to repay the note from the disposition of the real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC.
BOCO Investments, LLC (“BOCO”)
BOCO issued Senior Subordinated debt to us that matures on September 28, 2012. The interest rate of this note is 0.46%. As of September 30, 2010, the outstanding principal amount due on this note was $2,691,684. In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts previously forgiven. Any shortfall to be able to repay the note from the disposition of the real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC.
As of September 30, 2010, the Company had a revolving line of credit between BOCO and Nexcore that provides for a maximum revolving commitment up to $2,000,000, expiring June 25, 2011. Beginning August 1, 2010, monthly interest payments on outstanding advances must be made. The promissory note bears an interest rate of 8%. The line is secured by substantially all assets of NexCore. As of September 30, 2010, the principal balance due on this note was $500,000.
Safe Harbor I, LLC
On September 30, 2010 AARD LECA Lonestar LLC, a wholly-owned subsidiary, signed a note with Safe Harbor I, LLC in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by United Western Bank. Safe Harbor I, LLC is controlled by GDBA Investments, LLC and BOCO Investments, LLC. This note carries an interest rate of .46% that will accrue and be paid on the maturity date of December 28, 2010. As of September 30, 2010 the full amount of the note is due.
Guarantees
On September 29, 2010, the Company executed a project completion guaranty in connection with a construction loan agreement between US Bank and SCH MSB LLC, an unconsolidated variable interest entity. The guaranty agreement unconditionally guarantees the lender the project will be completed, all costs will be paid, and the property will be free and clear of all liens prior to the release of this guaranty.

Revenue
As of September 30, 2010 and 2009, the breakdown of related party revenue is as follows:

Revenue
For the three months ended
September 30, 2010 (unaudited)	$1,013,791
September 30, 2009 (unaudited)	$263,771

For the nine months ended
September 30, 2010 (unaudited)	$1,615,421
September 30, 2009 (unaudited)	$2,707,218
(9) Notes Payable
United Western Bank Senior Credit Facility
On May 7, 2007, the Company entered into a $25 million senior credit facility with United Western Bank. This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by United Western Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to Prime rate minus 50 basis points Each note under the facility is for an amount, as determined by United Western Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. United Western Bank retains a First Deed of Trust on each property financed.
The Company did not renew this facility on May 7, 2008 when it matured, although one note was issued while the facility existed and is still subject to the full one-year maturity and extension provisions as prescribed under the agreement.
As of September 30, 2010, the Company had one outstanding note originally issued under this facility. The principal balance is $3,941,716 as of September 30, 2010 and matures on March 24, 2011. Any shortfall to be able to repay the note from the disposition of the real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC.
(10) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series.
Common Stock
As of September 30, 2010, the Company had 200,000,000 shares of common stock that are authorized, of which 47,697,921 shares are issued and outstanding.
Stock Options and Warrants
In connection with the business combination discussed in Note 2, we hold the outstanding options and warrants that existed at the date of the merger. At September 30, 2010 and at the date of the business combination, there are 1,914,000 warrants outstanding at a weighted average exercise price of $0.03 per share and 1,566,157 options outstanding at a weighted average exercise price of $0.49 per share.

As of September 30, 2010, the Company had no unrecognized compensation cost related to non-vested options and warrants granted to our employees, directors, and other related parties. As of September 30, 2010, all options and warrants were fully vested.
(11) Revenue
Revenue line items are broken out on the consolidated Statement of Operations as related party and non-related party. Each breakdown is made up of the following major categories:

	For three months ended		For nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Development fees	1,993,584	17,591	2,117,646	2,012,122
Leasing/commission fees	1,145,903	155,520	1,420,440	315,764
Property management	464,168	469,613	1,387,372	1,399,079
Other	796,360	—	826,785	6,129

Total	$4,400,015	$642,724	$5,752,243	$3,733,094

(12) Commitments and Contingencies
Leases
The Company sub-leases its primary office building. The sublease requires monthly base rent payments of approximately $17,535, which increase approximately 3% on November 1st of each year. The lease expires October 31, 2011. In addition, the Company pays certain facility operating costs as a portion of rent expense. Rent expense was $59,724 and $59,164 for the quarters ended September 30, 2010 and 2009, respectively.
Future minimum lease payments under these operating leases approximate the following:

Year	Amount

2010	$59,706
2011	204,602

$264,308

The Company contracts with third parties to provide additional office space in two locations. These contracts require monthly payments totaling approximately $2,400 and have terms of less than six months.
(13) Concentration of Credit Risk for Cash
The Company has concentrated our credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2010, the Company has $2,411,963 that is in excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk to cash.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the terms “we,” “us,” “our” and the “Company” refer to CapTerra Financial Group, Inc., a Colorado corporation, individually or together with its subsidiaries, including NexCore Group LP, a Delaware limited partnership.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form10-Q contains forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•
the continuing impact of the recent, severe economic recession (including the related high unemployment), which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy and rental rates;
•	the financial condition of our tenants, our lenders and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;
•
our ability to obtain debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
•
general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions and developments successfully;

•
risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•
risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;

•	risks associated with interest rate contracts and the effectiveness of such arrangements;
•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;
•	risks associated with actual or threatened terrorist attacks;
•	costs of compliance with the Americans with Disabilities Act and other similar laws;
•	potential liability for uninsured losses and environmental contamination;
•	possible adverse changes in tax and environmental laws;
•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;
•	risks associated with possible state and local tax audits;
•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and
•	the other risk factors identified elsewhere in this report, including those described under the caption “Risk Factors.”
The risks set forth above are not exhaustive. Other sections of this report may include additional risks that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or risks, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
On September 29, 2010, NexCore Group LP combined with CapTerra Financial Group, Inc., which we believe will allow us to move our business platform forward.

NexCore Group LP was created in 2004 to solve real estate issues for hospitals and healthcare systems through a national platform for the development, ownership and management of healthcare real estate. The Company provides a full spectrum of strategy, development, acquisition, ownership, financing, leasing, and asset and property management services. Our portfolio includes nearly 2.6 million square feet and over $660 million of healthcare development and acquisition projects.
We supply healthcare providers with a strategy-based approach that integrates and enhances medical practice business plans and strategies. As owners and developers of healthcare real estate, we not only present the best financial structure but also have the experience and expertise to manage the physician office space. We look at the strategy first, and then wrap healthcare real estate around it.
As the healthcare industry continues to look for innovative solutions to effectively manage their capital resources while increasing capacity and services, we continue to expand our opportunities to help healthcare providers across the country with their real estate and facilities requirements. Management believes that the current environment in the healthcare industry provides significant opportunities to substantially grow our business over the next several years.
In addition to adding $5 million of capital to the Company through the combination of NexCore Group and CapTerra Financial Group, management believes that this transaction will increase our ability to raise additional capital in the future to fund new projects to continue to grow our business.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
Pre-Development Costs
In accordance with Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts,” the Company has capitalized certain costs related to prospective development projects. Such costs remain on the balance sheet until we determine if they are going to proceed with the project. These costs include, but are not limited to, legal fees, marketing, travel, architectural and engineering, due diligence and other expenses. Once it is determined that a cost should be part of a project, they are recorded as a direct cost.
If it is deemed probable by management that a prospective project will not materialize, any related costs are expensed and recorded as general and administrative expenses at the time of determination.
Revenue Recognition
Development fees are recognized over the life of a development project on a percent complete basis where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The Company records revenue and profit utilizing the percentage of completion method using the input method which utilizes actual hours spent internally on the project compared to the total forecasted hours to be spent on the project.

The Company sources tenants and negotiates leases for buildings it manages and in return is paid a leasing commission. Leasing commission revenue is recognized based on each negotiated contract with the building owner and is recognized as services are performed unless future contingencies exist.
Property management fees, tenant coordination fees and legal consultation fees are recognized monthly as services are performed, unless future obligations exist. Acquisition and disposition fees are recognized at the culmination of the purchase or sale of a building.
Certain contractual arrangements for services provide for the delivery of multiple services. The Company evaluates revenue recognition for each service to be rendered under these arrangements using criteria set forth in the ASC Subtopic 605-25, “Multiple-Element Arrangements.” For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.
In addition, in regard to development service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner. The Company bases the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Contracts are accounted for on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for expenses to be billed directly to the client. When accounting on a net basis, the Company includes the fixed management fee in reported revenue and nets the reimbursement against expenses. The Company bases this accounting on the following factors, which defines NexCore as an agent rather than a principal:
•	The property owner, with ultimate approval rights relating to the expenditures and bearing all of the economic costs of such expenditures, is determined to be the primary obligor in the arrangement;
•
Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, the Company bears little or no credit risk; and

•	The Company generally earns no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.
All of our service contracts are accounted for on a net basis. This treatment has no impact on operating income, net income or cash flows.
Fair Value Measurements
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

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Results of Operations
The following discussion involves our results of operations for the three and nine months ending September 30, 2010 and September 30, 2009. On September 29, 2010, NexCore Group LP combined with CapTerra Financial Group, Inc. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cashflows and financial position presented in the consolidated Balance Sheet and Statement of Operations are those of NexCore.
Our revenues for the quarter ended September 30, 2010 were $4,400,015 compared to $642,725 for the quarter ended September 30, 2009. The increase in revenue is primarily due to our increased development and leasing acivity during the quarter ended September 30, 2010. Development fees and leasing fees will tend to fluctuate from quarter to quarter with our development activity.
We had $80,105 of direct costs for the quarter ended September 30, 2010 and $130,394 for the quarter ended September 30, 2009.
Selling, general and administrative costs were $1,782,059 for the quarter ended September 30, 2010 compared to $989,556 for the quarter ended September 30, 2009. This increase is largely attributable to increased activity and related variable compensation in the quarter ended September 30, 2010. While we continue to manage our expenses, selling, general and administrative expenses will trend upward and downward with our development and leasing activity in any given quarter.
We had net income of $2,538,218 for the quarter ended September 30, 2010 compared to a net loss of $477,037 for the quarter ended September 30, 2009.
Our revenues for the nine months ended September 30, 2010 were $5,752,243 compared to $3,733,094 for the nine months ended September 30, 2009. The increase in revenue is primarily due our increased development and leasing acivity during the quarter ended September 30, 2010. Development fees and leasing fees will tend to fluctuate from quarter to quarter with our development activity.
We had $252,967 of direct costs for the nine months ended September 30, 2010 and $258,277 for the nine months ended September 30, 2009. Pre-development costs are expensed to direct costs at the time the project is deemed unprobable. Pre-development costs are evaluated each quarter to determine continuation probability.
Selling, general and administrative costs were $4,262,870 for the nine months ended September 30, 2010 compared to $3,045,375 for the nine months ended September 30, 2009. This increase is largely attributable to increased activity and related variable compensation in the quarter ended September 30, 2010. While we continue to manage our expenses, selling, general and administrative expenses will trend upward and downward with our development and leasing activity in any given quarter.
We had net income of $1,237,850 for the nine months ended September 30, 2010 compared to $433,878 for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Cash and cash equivalents were $5,514,585 on September 30, 2010 compared to $2,250,837 on December 31, 2009.
Cash provided by operating activities was $1,351,766 for the nine months ended September 30, 2010 compared to cash used in operating activities of $1,254,521 for the nine months ended September 30, 2009. The increase in cash provided by operating activities was due to our increased development activity in the third quarter of 2010. Given the time involved in closing our development projects, our cash flow from operations will fluctuate with our development activity.

Cash provided by investing activities was $1,411,982 for the nine months ended September 30, 2010 and $-0- for the nine months ended September 30, 2009. The increase in cash provided by investing activities was due to $5 million of cash from our business combination, net of $1 million of cash we are required to keep restricted and $2,551,343 we invested in a joint venture.
Cash provided by financing activities was $500,000 for the nine months ended September 30, 2010 compared to cash provided by financing activities of $-0- for the nine months ended September 30, 2009.
On June 25, 2010 the Company signed a revolving line of credit between BOCO and Nexcore Group LP that provides for a maximum revolving commitment up to $2,000,000, expiring June 25, 2011. Beginning August 1, 2010, monthly interest payments on outstanding advances must be made. The promissory note bears an interest rate of 8%. The line is secured by substantially all assets of NexCore. As of September 30, 2010, the principal balance due on this note was $500,000, leaving availability of $1,500,000. Subsequent to the quarter, the line was paid down to a zero balance leaving availability of the full $2,000,000. BOCO is a related party that owns approximately 32.8% of our common stock. We believe the terms of this line are no more favorable to BOCO than we could receive from an unrelated lender.
We have Senior Subordinated debt payable to GDBA and BOCO that matures on September 28, 2012. The interest rate each of the notes is 0.46%. As of September 30, 2010, the outstanding principal amount due on this note was $505,854 and $2,691,684 to GDBA and BOCO, respectively. In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts previously forgiven. We intend to use the proceeds from the sale, if any, of our real estate held for sale to pay down this note.
As of September 30, 2010, the we had one outstanding note originally issued under a facility with United Western Bank. The principal balance is $3,941,716 as of September 30, 2010 and matures on March 24, 2011. We intend to use the proceeds from the sale, if any, of our real estate held for sale to pay down this note.
Any shortfall to be able to repay the Senior Subordinated debt and United Western Bank note from the disposition of the real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC, which has been filed as an exhibit to this report.
On September 29, 2010 the Company executed a project completion guaranty in connection with a construction loan agreement between US Bank and SCH MSB LLC, an unconsolidated variable interest entity that was formed in connection with our Silvercross project. The guaranty agreement unconditionally guarantees the lender the project will be completed, all costs will be paid, and the property will be free and clear of all liens prior to the release of this guaranty.
Management continues to assess our capital resources in relation to our ability to fund operations and new investments on an ongoing basis. As such, manangement may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth. We believe our current and qualified capital resources will be sufficient to operate in the ordinary course of our business for at least the next twelve months. We will likely need to raise additional capital to fund our current expansion plans. We may not be able to raise this expansion capital on acceptable terms or at all.
ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk
ITEM 4 — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. We had significant changes to our internal controls over financial reporting as a result of NexCore Group LP’s business combination with CapTerra Financial Group, Inc. on September 29, 2010. Primarily we had changes in key personnel and changes in key policies and procedures as we integrate the results of this new entity. We continue to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance in the foreseeable future.
PART II. OTHER INFORMATION
ITEM 1 — Legal Proceedings.
None
ITEM 1A — Risk Factors.
Risks Related to Our Operations and Properties
We may not be profitable in the future.
We have completed only a limited number of transactions, so it is difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall.
We will need additional capital in the future, but it may not be available to us on acceptable terms or at all.
In order to continue our business, we will need additional capital. To date, we have been successful in obtaining capital, but additional capital may not be available to us on acceptable terms or at all. Because we have an ongoing need for capital, we may experience a lack of liquidity in our future operations. We will need additional capital of some type, which we do not now possess, to fully develop our business plan. We expect to rely principally upon our ability to raise additional capital, the success of which cannot be guaranteed. To the extent that we experience a substantial shortage of capital, our development may be delayed or indefinitely postponed, which would seriously harm our operations.
We may not be able to manage our growth.
We hope to experience rapid growth which, if achieved, may stretch our managerial, operational and financial systems. To accommodate our current size and manage growth, we must continue to improve our financial and operational systems. We may not be able to effectively manage the expansion of our operations. Our systems, procedures or controls may not be adequate to support our expanded operations. We may not be able to obtain facilities to support our growth. Our inability to effectively manage our future growth may harm our results of operations.
Our quarterly operating results may fluctuate.
Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including: the demand for our services and properties; the amount and timing of capital expenditures and other costs relating to the development of our properties; price competition or pricing changes in the industry; technical or regulatory difficulties; general economic conditions; and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Adverse macroeconomic and business conditions may significantly harm our revenues, profitability and results of operations.
The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, sovereign debt, currency fluctuations, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could harm our revenues, profitability and results of operations.
It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have an adverse effect on our business and results of operations.
Adverse economic or other conditions in the geographic markets in which we conduct business could harm our occupancy levels and rental rates and therefore our operating results.
Our operating results depend upon our ability to pre-lease and lease our projects. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.
Our real estate investments are concentrated in medical office buildings, making us more vulnerable economically than if our investments were diversified.
Our business plan is dedicated to all aspects of real estate within the healthcare industry. We will acquire, own, manage, operate and develop and re-develop medical office buildings. We are subject to risks inherent in concentrated investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the medical office building sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of medical office buildings. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could harm the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Accordingly, a downturn in the healthcare industry generally, or in the medical office buildings sector specifically, could harm our business, financial condition and results of operations and the trading price of our common stock.

We may be unable to successfully expand our operations into new markets.
We intend to explore acquisitions or developments of properties in new geographic markets. We may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets which could harm our ability to expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new markets. Our expansion into new markets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. If we are unsuccessful in expanding into new markets, it could harm our business, financial condition and results of operations and the trading price of our common stock.
Our medical office buildings, the associated healthcare delivery systems with which our medical office buildings are strategically aligned and our tenants may be unable to compete successfully.
Our medical office buildings and the associated healthcare delivery systems with which our medical office buildings are strategically aligned often face competition from nearby hospitals and other medical office buildings that provide comparable services. Any of our properties may be seriously harmed if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. There are numerous factors that determine the ability of a healthcare delivery system to compete successfully, most of which are outside of our control.
Similarly, our tenants face competition from other medical practices and service providers at nearby hospitals and other medical office buildings. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenants or competitors of the associated healthcare delivery systems with which our medical office buildings are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, our tenants may not be able to successfully compete. Any reduction in rental revenues resulting from the inability of our medical office buildings, the associated healthcare delivery systems with which our medical office buildings are strategically aligned or our tenants to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered could harm our business, financial condition and results of operations and the trading price of our common stock.
We may not realize the benefits that we anticipate from focusing on medical office buildings that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments.
As part of our business strategy, we focus on medical office buildings that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, develop and re-develop medical office buildings that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, develop and re-develop medical office buildings located in close proximity to a healthcare delivery system and strategically aligned with healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, long-term tenants, or reduced tenant turnover rates as compared to medical office buildings that are not strategically aligned. Moreover, building a portfolio of medical office buildings that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our medical office buildings could dissolve, and we may not succeed in replacing them. If we do not realize the benefits that we anticipate from this focus and those strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be harmed.

Our investments in development and re-development projects may not yield anticipated returns which could harm our operating results.
A key component of our business plan is new-asset development and re-development opportunities. To the extent that we successfully identify and consummate these development and re-development opportunities, our investment in these projects will be subject to the following risks:
•	we may be unable to obtain ongoing financing sources for these projects on favorable terms or at all;
•	we may not complete development or re-development projects on schedule or within budgeted amounts; and
•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.
In deciding whether to develop or re-develop a particular property, we make assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to rehabilitate the property for its intended market position, or we may be unable to increase occupancy at a newly-acquired property as quickly as expected or at all. Any substantial unanticipated delays or expenses could harm the investment returns from these development or re-development projects and harm our business, financial condition and results of operations and the trading price of our common stock. We may also experience accidents when developing or re-developing properties, including accidents that result in substantial damage to property and even loss of life. These accidents could subject us to significant financial hardship, prolonged litigation and damage to our reputation.
If our investments in development and re-development projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition and results of operations and the trading price of our common stock may be harmed.
We may not be successful in identifying and consummating suitable acquisitions or development opportunities in our existing or new geographic markets, which may impede our growth.
Our ability to expand through acquisitions and development opportunities is integral to our business strategy and requires that we identify suitable acquisition candidates or development opportunities which meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition or development on favorable terms or at all, and our misjudgment of the value of the opportunities.
We may face increasing competition for the acquisition and development of medical office buildings which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions and development of medical office buildings, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for medical office buildings or other assets that we seek to acquire on the yield we can obtain on new development projects, and our competitors may succeed in acquiring or developing those properties or assets themselves. In addition, our potential acquisition targets or hospital system development clients may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs targeting medical office buildings may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Those higher prices for medical office buildings or other assets may adversely affect our returns from our investments.

We may not be successful in integrating and operating acquired or newly-developed medical office buildings in the future.
We expect to make future acquisitions and developments of medical office buildings. If we acquire or develop medical office buildings, we will be required to operate and integrate them into our existing operations. While we believe that our infrastructure is highly scalable, our systems and processes may not be able to efficiently handle the anticipated growth in our operations. We may not have the requisite resources and skilled personnel necessary to successfully operate and integrate acquired or newly developed medical office buildings into our existing portfolio in the future, and we may need to incur substantial unanticipated costs to meet our operating needs.
In addition, any medical office buildings that we acquire or develop in the future may be less compatible with our growth strategy than we originally anticipated, may cause disruptions in our operations or may divert management’s attention away from daily operations, any or all of which may have an adverse effect on our business, financial condition and results of operations and the trading price of our common stock.
Our future investments in joint ventures could be harmed by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.
We anticipate that we will co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:
•	our joint venture partners may make management, financial and operating decisions with which we disagree or that are not in our best interest;
•	we may be prevented from taking actions that are opposed by our joint venture partners;
•	our ability to transfer our interest in a joint venture to a third party may be restricted;
•
our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a medical office building or increase our financial commitment to the joint venture;

•
our joint venture partners may have business interests or goals with respect to the medical office building that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the medical office building;

•
disputes may develop with our joint venture partners over decisions affecting the medical office building or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business and possibly disrupt the daily operations of the medical office building; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

We will develop and acquire medical office buildings subject to ground or air space leases that will expose us to the loss of such buildings upon a breach or termination of the ground or air space leases.
We will develop and acquire medical office buildings through leasehold interests in the land or air space underlying the buildings. Our ground or air space leases do and will in the future contain restrictions on use and transfer, such as limiting the assignment or subletting of the medical office buildings only to practicing physicians or physicians in good standing with an affiliated hospital. The use and transfer restrictions in our ground and air space leases may limit our ability to sell our buildings which, in turn, could harm the price realized from any such sale. Additionally, our ground and air space leases generally grant the lessor rights of purchase and rights of first offer and refusal in the event that we elect to sell the medical office buildings associated with the ground lease. As lessee under a ground or air space lease, we are also exposed to the possibility of losing the medical office building upon termination, or an earlier breach by us, of the lease, which may harm our business, financial condition and results of operations and the trading price of our common stock.
We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenue does not increase, which could harm our results of operations.
Factors that may harm our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.
The expense of owning and operating a medical office building is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenue declines, we may not be able to reduce our expenses accordingly. Certain costs associated with real estate investments may not be reduced even if a medical office building is not fully occupied or other circumstances cause our revenues to decrease. If a medical office building is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take possession of the medical office building, resulting in a further reduction in net income.
Uninsured losses or losses in excess of our insurance coverage could harm our financial condition and our cash flows.
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a medical office building. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry and which would expose us to an increased risk of loss. As a result, our business, financial condition and results of operations and the trading price of our common stock may be harmed.
If any of our insurance carriers become insolvent, we could be harmed.
We carry several different lines of insurance which are placed with several reputable insurance carriers. If any one of these insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we may not be able to realize proceeds from our insurance policies with respect to any claims that we have or replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential for uncollectible claims due to carrier insolvency could harm our results of operations and cash flows.

Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties may harm our results of operations.
Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and operators of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such property. In addition to these costs, the past or present owner or operator of a property from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or operator knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or operator’s ability to lease, sell, develop or rent such property or to borrow by using such property as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.
Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we incur substantial costs to comply with these environmental laws or we are held liable under these laws, our business, financial condition and results of operations, and the trading price of our common stock may be harmed.
Risks Related to the Healthcare Industry
Recent healthcare reform legislation may affect our revenue and financial condition.
In March 2010, the President signed into law PPACA, which will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of PPACA are significant and will be implemented in a phased approach beginning in 2010. At this time, it is difficult to predict the full effects of PPACA and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by PPACA. PPACA could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our results of operations.
The healthcare industry is currently experiencing, among other things:
•	changes in the demand for and methods of delivering healthcare services;
•	changes in third party reimbursement methods and policies;
•	consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures; and
•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may harm the economic performance of some or all of our tenants and, in turn, our lease revenues, which may seriously harm our business, financial condition and results of operations and the trading price of our common stock.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could harm the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.
Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under PPACA. The Center for Medicare & Medicaid Services, or CMS, estimates the reductions required by PPACA over the next ten years will include $233 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. PPACA will likely increase enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but PPACA also imposes new requirements for the health insurance industry, including prohibitions upon excluding individuals based upon pre-existing conditions which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers.
The slowdown in the United States economy has negatively affected state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.
Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third-party payors for any reason could harm our tenants’ ability to make rent payments to us which may seriously harm our businesses, financial condition and results of operations and the trading price of our common stock.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could harm our company and result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could harm our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner.
Failure to comply with these laws and regulations could harm us directly and our tenants’ ability to make rent payments to us which may harm our business, financial condition and results of operations and the trading price of our common stock.
Our tenants and our company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.
These laws include without limitation:
•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any federal or state healthcare program patients;

•
the Federal Physician Self-Referral Prohibition (commonly called the “Stark Law”), which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;
•	the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and
•	state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.
Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, PPACA clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our medical office buildings, which may seriously harm our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our medical office buildings. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may harm their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.
As is typical in the healthcare industry, our tenants may become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.
We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our shareholders and the trading price of our common stock. We could also be subject to costly government investigations or other enforcement actions which could seriously harm our business, financial condition and results of operations and the trading price of our common stock.
Risks Related to the Real Estate Industry
Our operating performance is subject to risks associated with the real estate industry.
Real estate investments are subject to various risks and cycles in value and demand, many of which are beyond our control. Certain events may harm our operating results as well as the value of our properties. These events include:
•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•	inability to collect rent from tenants;
•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;
•	reductions in the level of demand for medical office buildings and changes in the demand for certain healthcare-related properties;
•	increases in the supply of medical office space;

•
increases in expenses associated with our real estate operations, including insurance costs, third party management fees, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and restrictions on our ability to pass such expenses on to our tenants; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies associated with real estate, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the recent U.S. economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations could be harmed.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements.
In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may harm our business, financial condition, results of operations or trading price of our common stock.
Uncertain market conditions could cause us to sell our medical office buildings at a loss in the future.
We intend to hold our various real estate investments until we determine that a sale or other disposition appears to be advantageous to our investment objectives. Our senior management team and our board of directors may exercise their discretion as to whether and when to sell a medical office building, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our medical office buildings for an extended period of time, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell medical office buildings at inopportune times which could result in us selling the affected building at a substantial loss. Accordingly, the extent to which you will receive a return on our real estate investments will, among other things, depend upon fluctuating market conditions. Any inability to sell a medical office building could harm our ability to make debt payments.

Our assets may be subject to impairment charges.
We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could harm our results of operations in the period in which the impairment charge is recorded.
We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.
Our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could harm our ability to make debt service payments. The occurrence of any of the foregoing risks could harm our business, financial condition and results of operations, and the trading price of our common stock.
Failure to hedge effectively against interest rate changes may harm our results of operations.
In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable.
Our ability to sell equity to expand our business will depend, in part, upon the market price of our common stock. Our failure to meet market expectations with respect to our business could harm the market price of our common stock and thereby limit our ability to sell equity.
The availability of equity capital to us will depend, in part, upon the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:
•	the extent of investor interest;
•
the general reputation of healthcare real estate sector and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;
•
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely harm the market price of our common stock and, as a result, the cost and availability of equity capital to us.
The current limitations on the availability of credit may limit our ability to refinance our debt obligations in the short-term and may limit our access to liquidity.
Given the current economic conditions including the current limitations on the availability of credit and related adverse conditions in the U.S. financial markets, we may be unable to refinance our debt obligations on favorable terms or at all. If we are unable to refinance our debt obligations prior to their maturity date, then we may be forced to seek liquidity through a variety of options, including the sale of properties at below market prices. If we default on one or more of these obligations, it may result in additional defaults under our other obligations. Furthermore, we could also potentially lose access to the liquidity that we expect to have under a secured credit facility if one or more participating lenders default on their commitments.

Risks Related to Our Organization and Structure
Our board of directors has the power to cause us to issue additional shares of our stock without shareholder approval.
Our charter authorizes our board of directors to cause us to issue additional shares of common stock or preferred stock without shareholder approval. Our board of directors could cause us to issue additional shares of our common stock or establish a series of preferred stock, or we may, as general partner, issue additional operating partnership units, any of which could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our shareholders.
The ownership of our common stock is highly concentrated, which may prevent or deter changes in management or third-party acquisition proposals that you may believe to be in your best interest.
The ownership of our common stock is highly concentrated. 81.8% of our common stock is controlled by (i) a voting trust that is controlled by our president and CEO, Gregory C. Venn, and our chief investment officer, Peter Kloepfer, (ii) GDBA and (iii) BOCO. This means these three entities have absolute control over any matter that is presented to our shareholders for a vote, including acquisition proposals. This may delay or prevent a change of control or other transaction in which you might receive a premium for your shares or which you might otherwise believe is in your best interests.
We depend on key personnel, the loss of any one of whom may threaten our ability to operate our business successfully.
We depend on the services of Gregory C. Venn, Peter Kloepfer, Robert Gross and James Creamer to carry out our business and investment strategy. If we were to lose any of these executive officers, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions and manage the facilities that we have acquired or developed. Additionally, as we expand, we will need to attract and retain additional qualified officers and employees. The loss of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could seriously harm our business and financial results.
Our structure may result in conflicts of interest between our shareholders and the holders of our operating partnership units.
We hold our assets and conduct substantially all of our operations through an operating limited partnership, and may issue operating partnership units to third parties. Persons holding operating partnership units would have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our shareholders. Circumstances may arise in the future, such as the sale or refinancing of one of our facilities, when the interests of limited partners in our operating partnership conflict with the interests of our shareholders. As the sole general partner of the operating partnership, CapTerra has fiduciary duties to the limited partners of the operating partnership that may conflict with fiduciary duties its officers and directors owe to its shareholders. These conflicts may result in decisions that are not in the best interest of our shareholders.
We may change our business, investment and financing strategies without shareholder approval.
We may change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to shareholder approval. Furthermore, our board of directors may determine that medical office buildings do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our financial condition, results of operations and our ability to make distributions to our shareholders.

Our shareholders’ claims will be structurally subordinated to all liabilities of our operating partnership.
We will conduct substantially all of our operations through our operating partnership and, apart from our ownership interest in our operating partnership, we will not have any substantive independent operations. As a result, shareholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our shareholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
Compensation awards to our management may not correlate to or correspond with our financial results or share price.
The compensation committee of our board of directors will be responsible for overseeing our compensation and employee benefit plans and practices, including our incentive compensation and equity-based compensation plans. Our compensation committee will have significant discretion in structuring compensation packages and may make compensation decisions based upon any number of factors. As a result, compensation awards may not correlate to or correspond with our financial results or the share price of our common stock. We may give bonuses, grant equity awards and otherwise highly compensate our management even if we are performing poorly.
Risks Related to an Investment in our Common Stock
Our stock price may be volatile and the market for our shares is illiquid. You may not be able to sell your shares at the time or price you chose.
There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board under the trading symbol CPTA.OB. However, an active trading market for our shares has not, and may never develop or be sustained. If you purchase our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;
•	changes in our earnings estimates or publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional shareholders;

•
local conditions such as an oversupply of, or a reduction in demand for, rehabilitation hospitals, long-term acute care hospitals, ambulatory surgery centers, medical office buildings, specialty hospitals, skilled nursing facilities, regional and community hospitals, women’s and children’s hospitals and other single-discipline facilities;

•	speculation in the press or investment community; and
•	general market and economic conditions.
You may not be able to liquidate your investment without considerable delay, if at all. The relatively low price of our common stock may keep many brokerage firms from executing transactions in our common stock.
Future sales of common stock may harm our stock price.
We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. We may issue from time to time additional common stock or units of our operating partnership in connection with the acquisition of facilities and we may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of common stock or the perception that these sales could occur may harm the prevailing market price for our common stock. In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.
Buying a low-priced, penny stock like ours is risky and speculative.
Our shares qualify as a penny stock under SEC rules. These SEC rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons who are not high net worth investors, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer, and deliver disclosures required by the SEC. Consequently, the penny stock rules may discourage broker-dealers from making a market in or trading our common stock and may also affect your ability to sell your shares in the public markets.
We do not expect to pay cash dividends on our common stock.
We have not paid any cash dividends on our common stock, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the three months ended September 30, 2010:
On September 29, 2010, we issued an aggregate of 22,500,000 shares of common stock in exchange for the general partnership interest and 90% of the limited partnership interests of NexCore Group LP. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds in connection with this issuance.
On September 29, 2010, we issued 7,434,080 shares of common stock to our existing shareholders BOCO, GDBA and certain of their affiliates in conversion of indebtedness owed to these entities. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds in connection with this issuance.

On September 29, 2010, we issued 912,500 shares of common stock to BOCO at $0.50 per share upon the exercise of an outstanding warrant. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
On September 29, 2010, we issued 4,087,500 shares of common stock to BOCO and GDBA at $1.00 per share. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
On September 29, 2010, issued a warrant to WestMountain Asset Management, an affiliate of BOCO, that may be exercised over the next five years for 1,645,000 shares of our common stock at an exercise price of $0.001 per share, in exchange for consulting services that WestMountain provided in connection with the NexCore combination. This warrant was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds in connection with this issuance.
(b)	Not applicable.
(c)	We did not repurchase any equity securities during the period covered by this report.
ITEM 3 — Defaults Upon Senior Securities.
None.
ITEM 4 — (Removed and Reserved)
ITEM 5 — Other Information.
(a)	None.
(b)	None.
ITEM 6 — Exhibits
(a)	Exhibits

3.7	*	Amended and Restated Agreement of Limited Partnership of NexCore

4.6	*	Warrant issued to WestMountain Asset Management, Inc.

10.43	*	Interest Purchase Agreement

10.44	*	Indemnification Agreement

10.45	*	Asset Indemnification Agreement

10.46	*	Loan Indemnification Agreement

10.47	*	Shareholders Agreement

10.48	*	Lockup Agreement

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 22, 2010

CAPTERRA FINANCIAL GROUP, INC.

/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer (duly authorized officer and principal financial officer)