Form 10-K/A
period 2009-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2011-03-23
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2009
Commission File No. 0-50764
CapTerra Financial Group, Inc.
(Exact Name of Issuer as specified in its charter)

Colorado	20-0003432
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1621 18th Street, Suite 250
Denver, Colorado	80202
(Address of principal executive offices)	(zip code)
(303) 244-0700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of March 11was $387,518 based on the closing price of our common stock as reported on the OTC Bulletin Board.

As of March 11, 2011, 49,455,841 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

CapTerra Financial Group, Inc., a Colorado corporation (the “Company”), filed its annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K” ) on March 31, 2010. This Amendment No. 1 to the Form 10-K is being filed to correct “Item 9A(T) Controls and Procedures.”

In accordance with SEC rules, this Amendment sets for the complete text of Item 9A(T) as amended.  Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:
(a)	(1) FINANCIAL STATEMENTS (2) SCHEDULES (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.	DESCRIPTION

3.1 *	Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.2 *	Bylaws, filed under cover of Form 10-SB, 4/14/04.

3.3*	Articles of Amendment to Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.4*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 7/13/05.

3.5*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 10/27/06

3.6*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 07/07/08

4.1*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 03/03/09

4.2*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 04/06/09

4.3*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 05/05/09

4.4*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 05/05/09

4.5*	Warrant for BOCO Investments, LLC, filed under cover of Form 10-Q 9/30/09

10.1*	Loan Financing Agreement with GDBA Investments, LLLP, filed under cover of Form 10-SB, 4/14/04.

10.2*	Construction Land Acquisition Loan Agreement with Cross Country Properties II, LLC, filed under cover of Form 10-SB, 4/14/04.

10.3*	Construction Land Acquisition Loan Agreement with Cross Country Properties III, LLC, filed under cover of Form 10-SB, 4/14/04.

10.4**	Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc., filed under cover of amended Form 10-SB, 9/21/04.

10.5*	Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company, filed under cover of amended Form 10-SB, 9/21/04.

10.6*	Agreement between GDBA RE One, LLC (“Seller”) and Alexander V. Lagerborg, filed under cover of amended Form 10-SB, 9/21/04.

10.7*	Letter of Intent dated July 1,2004 between Across America Real Estate Development Corp. and Carwash Management, Inc, filed under cover of amended Form 10-58, 9/21/04.

10.8*	Joint Development Agreement; filed under cover of Form 8-K, 10/06/04

10.9*	Agreement to Fund with GDBA Investments, LLLP; filed under cover of Form 8-K, 12/01/04

10.10 *	Senior Credit Facility with Vectra Bank; filed under cover of Form 8-K, 4/28/05

10.11*	Securities Purchase Agreement filed under cover of Form 8-K, 10/04/06

10.12*	Subordinated Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.13*	Subordinated Note, BOCO; filed under cover of Form 8-K, 10/04/06

10.14*	Shareholders Agreement; filed under cover of Form 8-K, 10/04/06

10.15*	Registration Rights Agreement; filed under cover of Form 8-K, 10/04/06

10.16*	Revolving Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.17*	Revolving Note, BOCO filed under cover of Form 8-K, 10/04/06

10.18 *	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.19 *	Amendment to Senior Subordinated Note, BOCO filed under cover of Form 10Q, 8/14/07

10.20 *	Amendment to Revolving Note, BOCO filed under cover of Form 10Q, 8/14/07

10.21 *	Amendment to Revolving Note, GDBA filed under cover of Form 10Q, 8/14/07

10.22 *	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.23 *	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.24 *	Amendment to Revolving Note, GDBA filed under cover of Form 10Q, 8/14/07

10.25 *	Amendment to Revolving Note, BOCO filed under cover of Form 10Q, 8/14/07

10.26 *	Amendment to Subordinated Note, GDBA filed under cover of Form 8K, 10/31/07

10.27 *	Amendment to Revolving Note, GDBA filed under cover of Form 8K, 10/31/07

10.28 *	Amendment to Subordinated Note, BOCO filed under cover of Form 8K, 10/31/07

10.29 *	Amendment to Revolving Note, BOCO filed under cover of Form 8K, 12/21/07

10.30 *	Amendment to Revolving Note, GDBA filed under cover of Form 8K, 12/21/07

10.31 *	Securities Exchange Agreement with BOCO, filed under cover of Form 8K, 07/07/08

10.32 *	Securities Exchange Agreement with GDBA, filed under cover of Form 8K, 07/07/08

10.33 *	Securities Exchange Agreement with J. Zimlich, filed under cover of Form 8K, 07/07/08

10.34*	Revolving Note with BOCO, filed under cover of Form 8K, 07/07/08

10.35*	Revolving Note with GDBA, filed under cover of Form 8K, 07/07/08

10.36*	Accrued Interest Payment Agreement with BOCO, filed under cover of Form 8K, 07/07/08

10.37*	Accrued Interest Payment Agreement with GDBA, filed under cover of Form 8K, 07/07/08

10.38*	Accrued Interest Payment Agreement with J.Zimlich, filed under cover of Form 8K, 07/07/08

10.39*	Amended and Restated Shareholders Agreement with BOCO and GDBA, filed under cover of Form 8K, 07/07/08

10.40*	Extension Agreement with BOCO, filed under cover of Form 8K, 04/06/09

10.41*	Amendment to Senior Subordinated Note with BOCO, filed under cover of Form 8K, 10/07/09

10.42*	Amendment to Senior Subordinated Note with GDBA, filed under cover of Form 8K, 10/07/09

16.1*	Change of Accountant Letter, filed under cover of Form 8K, 04/29/08

21.*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTERRA FINANCIAL GROUP, INC.
Dated: March 22, 2011	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer