Form 10-K
period 2010-12-31
CAPTERRA FINANCIAL GROUP, INC.
filed 2011-04-15
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2010
Commission File No. 0-50764
NexCore Healthcare Capital Corp.
(Exact Name of Issuer as specified in its charter)

Delaware	20-0003432

(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1621 18th Street, Suite 250
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
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
Yes ☐ No ☑
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
Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of April 8, 2010 was $258,345 based on the closing price of our common stock as reported on the OTC Bulletin Board.
As of April 8, 2011, 49,455,841 shares of the Registrant’s common stock were outstanding.

ITEM 1. DESCRIPTION OF BUSINESS.
NARRATIVE DESCRIPTION OF THE BUSINESS
Overview
On September 29, 2010, CapTerra Financial Group, Inc. (“CapTerra” or “Company”) completed a reverse acquisition of NexCore Group LP, a Delaware limited partnership (“NexCore). CapTerra’s former operations were discontinued and the Company is continuing with NexCore’s existing business as a national leader in the field of healthcare real estate development and management. On April 1, 2011 CapTerra Financial Group, Inc. changed its name to NexCore Healthcare Capital Corp.
NexCore Group LP was created in 2004 to solve real estate issues for healthcare providers through a national platform for the development, ownership and management of healthcare real estate including on-campus and off-campus, multi-suite healthcare real estate and medical services buildings; free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care centers (including musculoskeletal centers, cancer centers, neuroscience centers); and single-specialty centers (such as orthopedics, otolaryngology, arthritis, or cardiology). Such facilities are likely to include clinical space for physician care, surgery, imaging, dialysis, physical/occupational therapy, laboratory, surgical hospitals, specialty hospital centers, rehabilitation centers (either under hospital or skilled nursing licensure) or other specialty care centers are also considered a part of our business plan dependent upon the relationships to other on or off campus healthcare providers and/or hospital systems (“Healthcare Real Estate”). The Company provides a full spectrum of strategy, development, acquisition, ownership, financing, leasing, and asset and property management services for Healthcare Real Estate.
Healthcare Real Estate
Our business plan involves investments in Healthcare Real Estate development projects, such as the September 2010 ground-break of the 178,000 square foot Medical Services Building that is connected directly to the new Silver Cross Hospital in New Lenox, Illinois. We may also acquire existing properties as we build our portfolio of Healthcare Real Estate assets.
We plan to continue NexCore’s strategy of investing in limited liability companies and similar entities (“Real Estate Partnerships”), whereby we co-invest our capital with other third party institutional capital sources to develop and acquire Healthcare Real Estate. We may also retain a promoted profits interest in Real Estate Partnerships.
Healthcare Industry
An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turn 65 in 2011 beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as the development of new Healthcare Real Estate facilities, diagnostic facilities, and ambulatory surgery centers. However, aging baby boomers are not the only factor fueling the demand for Healthcare Real Estate facilities: inadequate hospital infrastructure, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services, and the decentralization of hospitals and their need to preserve capital are also contributing to the increasing demand.

Healthcare Real Estate Fundamentals
Healthcare Real Estate has continued to be a desirable real estate asset class because of its attractive asset yields and its inherently stabilizing forces: high barrier to entry markets, hospital sponsorship, stable rental growth rates, and relatively long-term leases, low vacancy rates, and strong tenant retention rates, all of which contribute to long-term stable property cash flows.
The Healthcare Real Estate sector has outperformed the commercial real estate sector and remained relatively stable despite the current economic crisis because outpatient medical facilities are overwhelmingly driven by need, not speculation. While Healthcare Real Estate is not recession-proof, it has shown to be recession-resistant because of its sound fundamentals and the non-cyclical nature of demand for healthcare services.
Strategy
The Company pursues the development of business opportunities in most geographic regions of the country. Our investment criteria are weighted towards projects that are likely to be successful over a long term, and as such we focus on how the project fits into the hospital’s and healthcare providers’ strategic business plans. Other factors influencing our underwriting are competitive analysis, strength of the clinical programs, alignment with physicians and hospitals, market share and credit worthiness of the hospital and physician participants. Many of our projects are in strong growth sub-markets in large metropolitan statistical areas (MSAs). However, we also champion projects that are located in smaller MSAs where the sponsor is a dominant provider and the proposed program has little competition and considerable community demand. All things being equal, the strategic and business plan is more important than the size of the MSA.
Competitive Strengths
Healthcare Business Orientation. The healthcare facilities we develop are the tangible results of implementing the real estate solutions to our clients’ business plans. We strive to design centers of excellence to promote staffing efficiency and reduce cost per encounter. This emphasis on operational efficiency is especially important as clinical integration and payment reform advance. We understand the challenges of both physicians and hospitals in today’s competitive environment.
Physician Focus. Our experienced leasing team understands the business of healthcare delivery. As such, every effort is made to design physician suites to promote staffing efficiency and increased throughput. We also have a compelling approach to bringing physicians into the capital structure of our healthcare facilities developments. Having successfully partnered with physicians on our projects, we sometimes offer physician investment to create an alignment of interests among tenants and other stakeholders in Healthcare Real Estate Projects.
ITEM 1A—Risk Factors.
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to Our Operations and Properties
We may not be profitable in the future.
Development is cyclical in nature, so it is difficult for us to accurately forecast our quarterly and annual revenue. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall.
We will need additional capital in the future, but it may not be available to us on acceptable terms or at all.
In order to continue adding new real estate projects we will need additional real estate debt and equity capital. To date, we have been successful in obtaining capital, but additional capital may not be available to us on acceptable terms or at all. We expect to rely principally upon our ability to access capital (debt and equity) through co-investment by third parties in Real Estate Partnerships, the success of which cannot be guaranteed.
We may not be able to manage our growth.
We hope to experience growth which, if achieved, may stretch our managerial, operational and financial systems. To accommodate our current size and manage growth, we will continue to improve our financial and operational systems.
Our quarterly operating results may fluctuate.
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, including: the demand for our services and properties; the amount and timing of capital expenditures and other costs relating to the development of our properties; price competition or pricing changes in the industry; technical or regulatory difficulties; general economic conditions; and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. At our current size, such accounting treatment can have a material impact on the results for any quarter.
Recent adverse macroeconomic and business conditions may continue
The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, sovereign debt, currency fluctuations, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures.

We may face adverse economic or other conditions in the geographic markets in which we conduct business
Our operating results depend upon our ability to pre-lease and lease our projects. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.
Our real estate investments are concentrated in Healthcare Real Estate
We are subject to risks inherent in concentrated investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the Healthcare Real Estate sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of Healthcare Real Estate. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could harm the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates.
Our Healthcare Real Estate, the associated healthcare delivery systems with which our Healthcare Real Estate projects are strategically aligned, and our tenants may be unable to compete successfully.
Our Healthcare Real Estate and the associated healthcare delivery systems with which our Healthcare Real Estate projects are strategically aligned often face competition from nearby hospitals and other Healthcare Real Estate projects that provide comparable services. Any of our properties may be adversely affected if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. There are numerous factors that determine the ability of a healthcare delivery system to compete successfully, most of which are outside of our control.
Our tenants face competition from other medical practices and service providers at nearby hospitals and other Healthcare Real Estate. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenants or competitors of the associated healthcare delivery systems with which our Healthcare Real Estate are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, our tenants may not be able to successfully compete which could have an adverse impact on our projects.
A material aspect of our business is investment in Healthcare Real Estate and which can be highly illiquid
We are a company whose activities are primarily focused in real estate investment. Our operations will depend, among other things, upon our ability to finance or monetize our projects with additional or new equity partnerships. In the interim, such projects can be expected to be highly illiquid.

We may not realize the benefits that we anticipate from focusing on Healthcare Real Estate
As part of our business strategy, we focus on Healthcare Real Estate that is strategically aligned with a healthcare delivery system. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, long-term tenants, or reduced tenant turnover rates as compared to Healthcare Real Estate that are not strategically aligned. Moreover, building a portfolio of Healthcare Real Estate that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our Healthcare Real Estate could dissolve, and we may not succeed in replacing them.
Our investments in development and re-development projects may not yield anticipated returns
A key component of our business plan is new-asset development and re-development opportunities. Our investment in these projects will be subject to the following risks:
•	we may be unable to obtain financing for these projects on reasonable terms;

•	we may not complete development or re-development projects on schedule or within budgeted amounts due to a variety of factors, including materials and labor shortages and price increases;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations; and

•	we may be unable to achieve planned occupancy levels as quickly as expected or at all
We may not be successful in identifying and consummating suitable acquisitions or development opportunities in our existing or new geographic markets.
Our ability to expand through acquisitions and development opportunities is integral to our business strategy and requires that we identify suitable acquisition or development opportunities which meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition or development on favorable terms or at all, and our misjudgment of the value of the opportunities.
We may face increasing competition for the acquisition and development of Healthcare Real Estate
We compete with many other entities engaged in real estate investment activities for acquisitions and development of Healthcare Real Estate, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for Healthcare Real Estate or other assets that we seek to acquire on the yield we can obtain on new development projects, and our competitors may succeed in acquiring or developing those properties or assets themselves.

We may not be successful in integrating and operating acquired or newly-developed Healthcare Real Estate in the future.
If we acquire or develop Healthcare Real Estate, we will be required to operate and integrate them into our existing operations. While we believe that our infrastructure is highly scalable, our systems and processes may not be able to efficiently handle the anticipated growth in our operations. We may not have the requisite resources and skilled personnel necessary to successfully operate and integrate acquired or newly developed Healthcare Real Estate into our existing portfolio in the future, and we may need to incur substantial unanticipated costs to meet our operating needs.
In addition, any Healthcare Real Estate that we acquire or develop in the future may be less compatible with our growth strategy than we originally anticipated, may cause disruptions in our operations or may divert management’s attention away from daily operations.
We are exposed to risks associated with Real Estate Partnerships.
We have entered into Real Estate Partnerships and will likely do so in the future. We anticipate that we will co-invest with third parties through Real Estate Partnership acquiring non-controlling interests in or sharing responsibility for the management of such entities. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the Real Estate Partnership. Consequently, our Real Estate Partnership investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we and our partner may not agree on all proposed actions to certain aspects of the Real Estate Partnership. Our partners might fail to fund their share of required capital contributions which may delay construction or development of a Healthcare Real Estate project. Or increase our financial commitment to the Real Estate Partnership. In addition, relationships with venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets to continue ownership.
We may develop and acquire Healthcare Real Estate subject to ground or air space leases that will expose us to the loss of such buildings upon a breach or termination of the ground or air space leases.
We will develop and acquire Healthcare Real Estate through leasehold interests in the land or air space underlying the buildings. Our ground or air space leases do and will in the future contain restrictions on use and transfer, such as limiting the subletting of the Healthcare Real Estate only to practicing physicians or physicians in good standing with an affiliated hospital. The use and transfer restrictions in our ground and air space leases may limit our ability to sell our buildings which, in turn, could harm the price realized from any such sale. Additionally, our ground and air space leases generally grant the lessor rights of purchase and rights of first offer and refusal in the event that we elect to sell the Healthcare Real Estate associated with the ground lease. As lessee under a ground or air space lease, we are also exposed to the possibility of losing the medical office building upon termination, or an earlier breach by us, of the lease, which may harm our business, financial condition and results of operations and the trading price of our common stock.
The success of our business is dependent upon our management.
The success of our business is dependent upon the decision making of our directors and executive officers, particularly Messrs. Gregory C. Venn, and Peter Kloepfer who not only are executives for the firm but also are on the board and have a controlling interest in the board through the voting trust. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of one or both of these individuals could have a material, adverse impact on our operations. We have not obtained key man life insurance on the lives of any of these individuals.

There is a voting trust in place which permits Messrs. Venn and Kloepfer to vote 19,150,669 shares out of 49,455,841 shares issued and outstanding. The opportunity to vote these shares in a single block gives the voting trust the ability to significantly influence any corporate matters to be decided by the stockholders, which, among other things, may prevent or delay a change in control of our company or an acquisition.
A voting trust controlled by Messrs Venn and Kloepfer owns 19,150,669 shares out of 49,455,841 shares issued and outstanding, or approximately a 38.7% interest. While this does not represent majority control, the number of shares subject to the voting trust gives the voting trust the ability to significantly influence any matters to be decided by the stockholders. As a result, if they choose to vote, the voting trust would be able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter which is opposed by the voting trust would be able to obtain the number of votes necessary to overrule the vote of the voting trust. Further, the control by the voting trust means that it may make decisions for us with which you may disagree or that you may feel is not in our best interests. This arrangement could particularly create a conflict of interest with respect to our operations if the voting trust were to vote its shares in its own best interests and not in the interests of all shareholders.
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
If any of our insurance carriers become insolvent, we could be adversely impacted.
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

We face environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties.
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
Risks Related to the Healthcare Industry
Recent healthcare reform legislation may affect our business in ways that are difficult to predict.
In March 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”), which will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of PPACA are significant and will be implemented in a phased approach beginning in 2010. At this time, it is difficult to predict the full effects of PPACA and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by PPACA. PPACA could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.
We may be impacted by adverse trends in healthcare provider operations.
The healthcare industry is currently experiencing, among other things:
•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions and Real Estate Partnerships; and

•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues,.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.
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
The slowdown in the United States economy has negatively affected state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could adversely affect the ability of our tenants to successfully operate their businesses.
Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third-party payors for any reason could adversely affect our tenants’ ability to make rent payments to us.
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
Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, PPACA clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our Healthcare Real Estate, which may seriously harm our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our Healthcare Real Estate. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may harm their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.
As is typical in the healthcare industry, our tenants may become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our Healthcare Real Estate and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.
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
ITEM 2. DESCRIPTION OF PROPERTY.
Our executive offices are currently located at 1621 18th Street, Suite 250, Denver, Colorado 80202. We currently lease approximately 11,312 sq ft of office space with a monthly lease payment of $20,115.
ITEM 3. LEGAL PROCEEDINGS.
No material legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held no shareholders meeting in the fourth quarter of our fiscal year. However, on or about November 22, 2010 and December 29, 2010, we received written consents in lieu of a meeting of stockholders from holders of a majority of our common stock (98.4%) for the following actions:
1.	The approval and ratification of amendments to the 2008 Equity Compensation Plan.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market
On April 1, 2011, we changed our name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp. and changed the state of incorporation from Colorado to Delaware. In conjunction with these changes, the symbol under which our securities trade on the NASD Bulletin Board changed from CPTA.OB to NXHC.OB effective April 1, 2011. Because we trade in the NASD Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.
The following table sets forth the high and low closing prices of our common stock for the periods indicated in 2010 and 2009.

	Closing Price
2010	High	Low
First Quarter	$2.00	$.30
Second Quarter	$1.70	$.30
Third Quarter	$.30	$.16
Fourth Quarter	$1.49	$.15

	Closing Price
2009	High	Low
First Quarter	$3.96	$.10
Second Quarter	$1.02	$.10
Third Quarter	$2.00	$.10
Fourth Quarter	$2.00	$.10
The share prices have been adjusted to reflect the effect of the one-for-two reverse split of our common stock which took place effective with the commencement of trading on September 3, 2010.
On April 8, 2011, the closing price of our common stock in the OTC Bulletin Board was $0.70 per share and we had no trading volume that day.

Approximate Number of Holders of Common Stock
As of the date hereof, a total of 49,455,841 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was 84.
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
Equity Compensation Plan Information
The following table sets forth information regarding our 2008 Equity Compensation Plan as of December 31, 2010.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of oustanding	outstanding options,	plans (excluding securities
Plan Category	options, warrant and rights	warrants and rights	reflected in column (a))
Equity compensation plan approved by security shareholders	2,427,079	$0.41	2,510,001
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
Overview
On September 29, 2010, CapTerra Financial Group, Inc. completed a reverse-acquisition of NexCore Group LP, a Delaware limited partnership (“NexCore), by which CapTerra’s former operations were discontinued and the company is continuing with NexCore’s existing business as a national leader in the field of healthcare real estate development and management.
Under our leadership, we plan to assemble a portfolio of high-quality, hospital-affiliated real estate, with particular emphasis on the acquisition and development of Healthcare Real Estate and ambulatory care facilities. Our business plan involves investments in healthcare facility development projects, such as the September 2010 ground-break of the 178,000 square foot Medical Services Building that is connected directly to the new Silver Cross Hospital in New Lenox, Illinois. We may also acquire existing medical properties as we build our portfolio of healthcare real estate assets.
We plan to continue NexCore’s strategy of investing in Real Estate Partnership arrangements, whereby we co-invest our capital with other third party institutional capital sources to develop and acquire healthcare real estate. Typically, we will also retain a promoted profits interest in most Real Estate Partnership structures.
NexCore Group LP was created in 2004 to solve real estate issues for hospitals and healthcare systems through a national platform for the development, ownership and management of healthcare real estate. The Company provides a full spectrum of strategy, development, acquisition, ownership, financing, leasing, and asset and property management services.
Results of Operations
The following discussion involves our results of operations for the years ending December 31, 2010 and December 31, 2009. The financial statements are presented on a consolidated basis, as if NexCore were a part of our operations for the entire period of fiscal year 2009. In fact, we completed the acquisition of NexCore on September 29, 2010.

Our revenues for the year ended December 31, 2010 were $6,507,171 compared to $4,733,475 for the year ended December 31, 2009. We had development fee revenue of $2,375,327 for the year ended December 31, 2010 compared to $2,057,352 for the year ended December 31, 2009. This increase was attributable to the additional development activity we had during the year ended December 31, 2010. Because a significant portion of development revenues are recognized when we break ground on a new project, the timing of development revenues can vary substantially; however, in general we anticipate that development revenue should continue to increase with the addition of new projects. Our leasing commission and property management fees for the year ended December 31, 2010 were $2,937,835 compared to $2,357,094 for the year ended December 31, 2009. This increase is due to additional properties under management and increase development activity. Leasing and property management revenues tend to be more stable and predictable than development fees, and we believe that these fees will continue to increase steadily as we add to our properties under management. There are a number of ancillary revenue streams that are related to our core businesses of development and property management that we classify as miscellaneous other fees. For the years ended December 31, 2010 and 2009 miscellaneous other fees amounted to $1,194,009 and $319,029 respectively and should continue to increase with our additional activity.
We recognize cost of sales on projects during the period in which we break ground or provide services. On a quarterly basis, projects that have third party costs capitalized as pre-development costs are evaluated to determine if the Company is going to proceed with each project. If management determines a project will not materialize, the related capitalized costs are expensed to the consolidated Statement of Operations as direct costs. Additionally, as we incur direct costs related to an ongoing project, we expense the related pre-development costs in the period incurred. We had total direct costs of $820,816 for the year ended December 31, 2010 compared to total direct costs of $355,593 for the year ended December 31, 2009. This increase was due to the higher level of development activity in 2010. We anticipated that these costs will continue to increase with additional development activity going forward.
Selling, general and administrative costs were $5,636,004 for the year ended December 31, 2010 compared to selling, general and administrative costs of $4,165,692 for the year ended December 31, 2009. The increased selling, general and administrative expense was primarily due to salary adjustments and professional fees that were expensed during the acquisition on September 29, 2010. Selling, general and administrative expenses should increase as we continue to grow the business.
The realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the years ended December 31, 2010 and 2009, our net deferred taxes were $ -0-. As of December 31, 2010 our accumulated deferred taxes were $11,348,000 with a matching allowance.
We had net income of $52,243 for the year ended December 31, 2010 compared to a net income of $216,810 for the year ended December 31, 2009. This decrease in profitability was due to our increased costs associated with our investment in the Company’s growth plan. We believe going forward, our total revenues will grow more than our total costs and that we will see an associated increase in net income.

Liquidity and Capital Resources
Cash and cash equivalents were $3,513,651 on December 31, 2010 compared to $2,250,837 on December 31, 2009. As of December 31, 2010 we had $1,006,342 in restricted cash.
Cash used in operating activities for the year ended December 31, 2010 was $182,694 and cash provided by operating activities of $14,211 for the year ended December 31, 2009. This change was primarily due to lower profitability year over year. We anticipate increasing our profitability going forward which should increase our cash flow provided by operations.
Cash provided by investing activities was $1,354,590 for the year ended December 31, 2010 compared cash used in investing activities of $3,722 for the year ended December 31, 2009. This increase was primarily due to capital acquired in our reverse acquisition, less restricted capital and cash invested in development joint ventures. We anticipate that going forward cash used in investing activities will fluctuate with the development cycle of our future projects, but will generally increase with additional investment activity.
Cash provided by financing activities was $90,918 and $-0- for the years ended December 31, 2010 and 2009 respectively. We anticipate that going forward cash provided by financing activities will generally increase with additional investment activity as we raise additional capital to fund projects.
The table below summarizes our various contractual obligations grouped by maturity as of December 31, 2010:

		Payments Due By Period
		Less than
Contractual Obligations	Total	one year	1-3 years	4-5 years

Senior credit facility, due 2011	$3,615,869	$3,615,869	$—	$—
Senior credit facility, due 2011	300,000	300,000	—	—
Related party promissory notes, due 2011	247,018	247,018	—	—
Related party senior subordinated debt, due 2012	505,854	—	505,851	—
Related party senior subordinated debt, due 2012	2,580,041	—	2,580,041	—
Office building lease	1,877,716	236,332	772,416	567,240

Total contractual obligations	$9,126,498	$4,399,219	$3,858,308	$567,240

As of March 25, 2010 the only outstanding obligation was the office building lease.
In addition we have a $2,000,000 line of credit with BOCO Investments, LLC that is fully available to us with a current balance of $-0-. We borrowed $500,000 against the line in the third quarter of 2010 and it was fully paid down in the fourth quarter. This facility matures June 25, 2011; however, we are currently negotiating with BOCO Investments to extend the maturity.
Management continues to assess our capital resources in relation to our ability to fund continued operations on an ongoing basis and to grow the company going forward. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and continued growth.

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
In January 2010, the FASB issued an accounting standard update titled “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements.” This new guidance requires additional disclosures to be provided, which are as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 roll forward. The adoption did not have a material impact on our consolidated results of operations or financial condition.
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
Pre-Development Costs
In accordance with Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts,” the Company has capitalized certain third party costs related to prospective development projects. Such costs remain on the balance sheet until we determine if the project is likely to proceed. These costs include, but are not limited to, legal fees, marketing, travel, architectural and engineering, due diligence and other costs. If we determine we are going to proceed with the project, the costs recorded as pre-development costs on the consolidated Balance Sheet are submitted as a development draw and will be reimbursed to the Company. If it is deemed probable by management that a prospective project will not materialize, any related costs on the consolidated Balance Sheet are expensed and recorded as direct costs on the consolidated Statement of Operations.

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
In addition, in regard to development service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner. The Company bases the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Contracts are accounted for on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for expenses to be billed directly to the client. When accounting on a net basis, the Company includes the fixed management fee in reported revenue and nets the reimbursement against expenses. The Company bases this accounting on the following factors, which defines the Company as an agent rather than a principal:
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
NexCore Healthcare Capital Corp.
Denver, Colorado
We have audited the accompanying consolidated balance sheets of NexCore Healthcare Capital Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCore Healthcare Capital Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Ehrhardt Keefe Steiner & Hottman PC
April 15, 2011
Denver, Colorado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Nexcore Healthcare Capital Corp.
Consolidated Balance Sheets
For the years ended December 31, 2010 and 2009

	December 31,
	2010	2009

Assets
Assets:
Cash and equivalents	$3,513,651	$2,250,837
Restricted cash	1,006,342	—
Accounts receivable	284,883	204,368
Accounts receivable related parties	301,662	61,316
Revenue in excess of billings	335,460	—
Pre-development costs	246,527	457,945
Equity method investment	2,551,343	—
Real estate held for sale	7,191,821
Property and equipment, net of accumulated depreciation	120,561	72,484
Prepaids and deposits	47,948	39,263

Total assets	$15,600,198	$3,086,213

Liabilities and Shareholders’ Equity Liabilities:
Accounts payable	$142,522	$102,746
Accrued liabilities	229,709	109,691
Senior subordinated notes, related parties	3,336,661	—
Notes payable	3,915,869	—

Total liabilities	7,624,761	212,437

Commitments and contingencies

Shareholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized,
49,455,841 issued and outstanding December 31, 2010	49,456	25,000
25,000,000 issued and outstanding December 31, 2009
Additional paid-in-capital	11,033,914	6,420,858
Accumulated deficit	(3,525,064)	(3,572,082)
Non-controlling interest	417,131	—

Total shareholders’ equity	7,975,437	2,873,776

Total liabilities and shareholders’ equity	$15,600,198	$3,086,213

See accompanying notes to consolidated financial statements

Nexcore Healthcare Capital Corp.
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	For the years ended
	December 31,
	2010	2009

Revenue	$1,660,546	$1,713,614
Revenue, related parties	4,822,199	3,019,861
Other	24,426	—

Total revenue	6,507,171	4,733,475

Operating expenses:
Direct costs of revenue	193,397	213,881
Direct costs of revenue, related parties	627,419	141,712
Selling, general and administrative	5,636,004	4,165,692

Total operating expenses	6,456,820	4,521,285

Income from operations	50,351	212,190

Non-operating income
Interest income	1,892	4,620

Income before income taxes	52,243	216,810
Income tax provision	—	—

Net Income	52,243	216,810
Net income attributable to non-controlling interest	5,225	—

Net income attributable to common shareholders	$47,018	$216,810

Basic income per common share	$0.00	$0.01

Diluted income per common share	$0.00	$0.01

Basic weighted average common shares outstanding	31,169,768	25,000,000

Diluted weighted average common shares outstanding	31,749,805	25,000,000

See accompanying notes to consolidated financial statements

Nexcore Healthcare Capital Corp.
Consolidated Statement of Changes in Shareholders’ Equity
For the years ended December 31, 2009 and 2010

	Non					Total
	Controlling	Common Stock		Additional	Retained	Shareholder
	Interest	Shares	Par	Paid-in	Earnings	Equity
Balance at December 31, 2008	$—	25,000,000	$25,000	$6,420,858	$(3,788,892)	$2,656,966

Net income, for the year ending December 31, 2009	—	—	—	—	216,810	216,810

Balance at December 31, 2009	$—	25,000,000	$25,000	$6,420,858	$(3,572,082)	$2,873,776

Consideration issued in reverse acquisition	—	22,697,921	22,698	5,004,735	—	5,027,433

Non controlling Interest resulting from reverse acquisition	411,906	—	—	(411,906)	—	—

Stock option expense	—	—	—	2,402	—	2,402

Restricted stock compensation expense	—	112,920	113	17,825	—	17,938

Stock Warrants exercised	—	1,645,000	1,645	—	—	1,645

Net income, for the year ending December 31, 2010	5,225	—	—	—	47,018	52,243

Balance at December 31, 2010	$417,131	49,455,841	$49,456	$11,033,914	$(3,525,064)	$7,975,437

See accompanying notes to consolidated financial statements

Nexcore Healthcare Capital Corp.
Consolidated Statements of Cash Flows
For the year ended December 31, 2010 and 2009

	For the years ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$52,243	$216,810
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and write-off of assets	52,671	70,303
Stock compensation expense	20,340	—
Changes in operating assets and operating liabilities:
Pre-development costs	211,418	(398,485)
Accounts receivable	(320,861)	1,013,126
Revenue in excess of billings	(335,460)	(61,317)
Prepaids and deposits	2,191	(15,617)
Accounts payable and accrued liabilities	135,764	(810,609)

Net cash (used in)provided by operating activities	(181,694)	14,211

Cash flows from investing activities:
Cash paid for property and equipment	(97,652)	(3,722)
Cash acquired in reverse acquisition	5,009,927	—
Change in restricted cash	(1,006,342)	—
Equity method investment	(2,551,343)	—

Net cash provided by(used in) investing activities	1,354,590	(3,722)

Cash flows from financing activities:
Borrowings from senior subordinated notes, related parties	114,123	—
Payments of notes payable	(25,850)
Issuance of common stock	1,645	—
Repayment from line of credit, related parties	(500,000)	—
Proceeds of line of credit, related parties	500,000	—

Net cash provided by financing activities	89,918	—

Net change in cash and cash equivalents	$1,262,814	$10,489

Cash and cash equivalents, beginning of the period	$2,250,837	$2,240,348

Cash and cash equivalents, end of the period	$3,513,651	$2,250,837

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$10,959	$—

As discussed in Note 2, during 2010, the Company acquired all but 10% partnership interest in NexCore Group, LP in a transaction accounted for as a reverse acquisition. In connection with the transaction, the Company issued approximately $5.0 million of common stock shares in exchange for approximately $5.0 million of cash, $7.2 million of real estate held for sale, $7.2 million of debt and deferred tax assets with net value of zero. As a result, the Company also recorded non-controlling interest of approximately $411,000. Also, as a result of the acquisition, the Company received or assumed de minimus amounts of property and equipment, prepaid assets, and accrued liabilities.
See accompanying notes to consolidated financial statements
(1) Nature of Organization and Summary of Significant Accounting Policies
NexCore Healthcare Capital Corp. (the “Company” or “we”), formerly CapTerra Financial Group, Inc. (“CapTerra”) is a full service health care real estate development company. We provide asset and property management services, development, acquisition, ownership, financing and leasing. We also invest in and manage medical office and other healthcare related real estate throughout the United States.
Principles of Consolidation
The accompanying consolidated financial statements include all of the assets, liabilities, and results of operations for NexCore Healthcare Capital Corp. and its wholly- and majority-owned subsidiaries. As discussed in Note 2, the Company completed a business combination with NexCore Group LP on September 29, 2010 which was accounted for as a reverse acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior share amounts for NexCore have been retroactively adjusted by the share exchange ratio in connection with the business combination detailed in Note 2.
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. We had $1,006,342 in restricted cash as of December 31, 2010 related to certain minimum balances the Company is required to maintain due to guarantees related to our development agreements. The restricted cash is related to the joint venture discussed in Note 4. We had $ -0- restricted cash as of December 31, 2009.
Accounts Receivable
Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company estimates its allowance for doubtful accounts based on specific customer balance collection issues identified. For the years ended December 31, 2010 and 2009, it was determined that no allowance would be recorded.
Pre-Development Costs
In accordance with Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts,” the Company has capitalized certain third-party costs related to prospective development projects. Such costs remain on the balance sheet until we determine if the project is likely to proceed. These costs include, but are not limited to, legal fees, marketing, travel, architectural and engineering, due diligence and other costs. If we determine we are going to proceed with the project, the costs recorded as pre-development costs on the consolidated Balance Sheet are submitted as a development draw and will be reimbursed to the Company. If it is deemed probable by management that a prospective project will not materialize, any related costs on the consolidated Balance Sheet are expensed and recorded as selling, general and administrative costs on the consolidated Statement of Operations. The Company does not capitalize any internal costs as pre-development costs.

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
Long-Lived Assets
We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analysis using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations. For certain properties classified as held for sale, we may also estimate fair value based on the contract sales price. We did not record any additional impairment expense for the quarter ended December 31, 2010.
Revenue Recognition
Development fees are recognized over the life of a development project on a percent complete basis where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The Company records revenue and profit utilizing the percentage of completion method using the input method which utilizes actual hours spent internally on the project compared to the total forecasted hours to be spent on the project. As of December 31, 2010 and December 31, 2009, the Company recognized $335,460 and $-0- respectively, of revenue in excess of billings.
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
See Note 11 for a detail of revenue recognized by activity for the years ended December 31, 2010 and 2009.
Equity Method Investments
Investments in non-consolidated affiliates are accounted for under the equity method and generally include all entities in which the Company has the ability to exert significant influence, has less than 50 percent voting control, and is not considered the primary beneficiary. All transactions, if any, with equity method investments has been eliminated in the accompanying consolidated financial statements.
Variable Interest Entities
The Company and/or its subsidiaries may be a limited partner or member in a limited liability company of related development projects. The determination of the appropriate accounting with respect to our variable interest entities (“VIEs”), including joint ventures, is based on the determination of the primary beneficiary. The Company consolidates any VIE for which it is considered the primary beneficiary. The Company determines if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The Company is deemed to be the primary beneficiary of the VIE and consolidates the entity if it has the ability to control those activities that most significantly impact the entity’s economic performance and the Company will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns or both. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. If the interest in the entity is determined not to be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of the Real Estate — General Topic, as amended by the requirements of the Consolidation Topic. Entities that are not consolidated are accounted for as “Investments” using the equity method. Earnings and losses from these entities are included in the Company’s consolidated Statement of Operations.

Guarantees
The Company accounts for guarantees and elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. A guarantor is generally required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability. As of December 31, 2010 our guarantee, referred to in Note 8, met the criteria to be recorded as a liability; however, the amount was de minimus and no value was recorded. The Company has restricted cash set aside to account for any liability that may arise out of this obligation.
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
The Company follows a framework for measuring fair value and provides enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2010 and 2009, the Company had no assets or liabilities which were measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a non-recurring basis that resulted for the business combination discussed in Note 2, consisted of the following:

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets:
Real Estate Held for Sale	$—	$—	$7,191,820	$7,191,820
Real estate held for sale approximates fair value as determined by using the future expected net cash flows on the sale of the property. The valuation of real estate held for sale and any related impairment is considered a Level 3 fair value measures under ASC 820.
There were no changes to the valuation techniques used during the period.

Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the year ended December 31, 2010 was 345,634 shares.
Because the business combination with NexCore Group LP on September 29, 2010 was accounted for as a reverse acquisition, the number of common shares outstanding from the beginning of that period to the acquisition date were computed on the basis of the weighted-average number of common shares of Nexcore outstanding during the period multiplied by the exchange ratio established in the acquisition agreement, which was 5,880 shares for each 1 partnership unit. The weighted average number of shares used in the earnings per share calculations were based on historical weighted-average number of common shares outstanding multiplied by the exchange ratio. The number of common shares outstanding from the acquisition date to the end of that period is the actual number of common shares of CapTerra outstanding during that period.
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
As discussed in Note 2, NexCore Group LP was deemed the accounting acquirer in the business combination with CapTerra Financial Group, Inc. and their historical results through the date of the acquisition are presented in the accompanying consolidated financial statements. During 2009 and through the date of the business combination, NexCore Group, LP was a partnership and was not subject to federal and state income taxes. Its members were liable for income taxes based on their interest in NexCore Group LP. Accordingly, the financial statements do not reflect federal and state income tax liabilities or benefits for these periods.
Non controlling Interest
Non controlling interest is a portion of the equity in a subsidiary that is not attributable to the parent. In accordance with ASC 810, non controlling interests are reported on the consolidated Balance Sheet in the equity section and on the consolidated Statement of Operations separate from the consolidated entities net income or loss. NexCore Healthcare Capital Corp. currently has a 90% ownership interest in NexCore Group, LP and NexCore Partners, Inc. owns the remaining 10%, which is currently being treated as non controlling interest on our financial statements. The Company allocates 10% of net income or loss to the non-controlling interest. As of December 31, 2010 the accumulative balance is $417,131 and $-0- for 2009.
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

In January 2010, the FASB issued an accounting standard update titled “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.” This new guidance requires additional disclosures to be provided, which are as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 roll forward. The adoption did not have a material impact on our consolidated results of operations or financial condition.
There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.
(2) Business Combination
On September 29, 2010, under the post-acquisition ownership of CapTerra Financial Group, Inc shareholders and NexCore Group, LP (“NexCore “) shareholders, the Company acquired the general partner (“GP”) interest and all but 10% of the limited partnership (“LP”) interests of NexCore, a real estate development company in a transaction accounted for as a reverse acquisition with NexCore being the accounting acquirer since it was determined that NexCore controlled the company after the transaction. Immediately prior to the transaction, CapTerra issued common stock to GDBA and BOCO for $5.0 million in cash and converted all subordinated debt in excess of the real estate asset value to common stock. This left CapTerra’s balance sheet with $5.0 million in cash, approximately $7.2 million of real estate assets and approximately $7.2 million of debt, with net equity of approximately $5 million just prior to the transaction. The purchase consideration consisted of exchanging the respective GP and LP interests in NexCore for 22,500,000 shares of CapTerra’s common stock which was valued at approximately $5.0 million. The Company’s stock was thinly traded prior to the business combination and therefore was concluded to be inactive and furthermore transactions in the Company’s common stock were not considered orderly. Accordingly, the stock price was not considered to be a reasonable indication of fair value. In accordance with ASC 820-10-35-32 and 33, we valued the consideration based on the income approach which looked to the net cash flow expected to be realized from the business. Because there was no value to the on-going business model of CapTerra, the present value of the future cash flows approximated the net assets (cash value of $5 million) of CapTerra immediately prior to the acquisition. Under the Agreement, we are required to issue an additional 8,000,000 shares of common stock if we do not have a specified amount of net operating loss carry forwards for State and Federal income tax purposes (collectively, “ NOLs “) for use during the period from the closing to January 1, 2014 (the “ NOL Shares “). If issued, the NOL Shares will be issued to each former NexCore partner in proportion to the amount of shares such partner received in the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of December 31, 2010, the Company deems the issuance of these shares not to be probable. As such, we have not recorded any contingent consideration for possible issuance of these shares as of December 31, 2010.
The Company incurred acquisition costs of approximately $190,000 for the year ended December 31, 2010, which are included in general and administrative expenses in the consolidated Statements of Operations. The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cash flows and financial position presented in the consolidated Balance Sheet and Statement of Operations are those of NexCore. The accumulated deficit of NexCore has been carried forward and the equivalent number of shares have been retroactively adjusted as if the combination occurred on the first day of the earliest period presented based upon the exchange ratio for the acquisition. The acquisition was accounted for as a reverse acquisition because (1) the former NexCore partners have the ability to elect majority of the members of the Board of Directors, (2) the management of the combined entity will consist primarily of the former senior management of NexCore and (3) the former partners of NexCore hold a large minority voting interest in the combined entity and have deposited their shares into a combined voting trust where they will vote together.

The 10% non-controlling interest in NexCore is recorded on the consolidated Balance Sheet as of the date of the business combination based on 10% of the pre-acquisition value of NexCore’s net assets prior the business combination.
The assets and liabilities of CapTerra have been recorded at their fair values which approximated the purchase price, and accordingly no resulting intangibles or goodwill was recorded in connection with the business combination. The estimated fair value of CapTerra’s assets and liabilities consisted of the following at the date of acquisition:

(in thousands)
Cash and equivalents	$5,009
Real estate held for sale	7,191
Other assets	14
Senior subordinated revolving notes, related party	(3,222)
Notes payable	(3,942)
Other liabilities	(23)

TOTAL	$5,027

Nexcore and CapTerra have calendar year-ends. There are no amounts of revenue included in the consolidated statement of operations from CapTerra since the consummation of the transaction. Pro forma financial statements of the consolidated companies as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Pro Forma Revenues	$9,401,551	$8,058,995
Pro Forma net income\(loss)	$(5,496,899)	$(4,643,606)
Pro Forma net income\(loss) per share — basic	$(0.18)	$(1.86)
(3) Real Estate Held for Sale
As of December 31, 2010, the Company had nine non-medical properties classified as real estate held for sale totaling $7,191,821 in costs, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were raw land currently being marketed for sale. These non-medical properties are located in Arizona, Colorado, California, Florida, South Carolina and Utah. The Company, after its combination with Nexcore Group LP, is focused on health care real estate and has elected to dispose of all non-medical real estate assets.

We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analysis using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations. For certain properties classified as held for sale, we may also assess fair value based on the contract sales price when we believe it is representative of the fair value less estimated selling costs. We did not record any additional impairment expense for the period from the date of acquisition (September 29, 2010) through December 31, 2010.
See footnote 14 for subsequent events related to transfer of these assets.
(4) Equity Method Investment
The Company’s investment is accounted for on the equity method of accounting and consists of an investment in a limited liability company (LLC) with an institutional equity partner. The Company owns a 15% interest in this equity method investment. During the year ended December 31, 2010, the Company invested $2,551,343 in this equity method investment. No earnings or losses from the equity method investment were recognized as of December 31, 2010 in the Company’s consolidated Statement of Operations as the amounts were de minimus. In connection with the equity method investment, the Company signed a guarantee agreement with the lender detailed in Note 8. As of December 31, 2010 there were no significant assets or liabilities held in the entity and no significant income statement activity. There was only the related partner capital balances which totaled approximately $17 million.
(5) Property and Equipment
Our property and equipment consists mainly of computer equipment, leasehold improvements and office equipment. Property and equipment is depreciated on a straight-line basis. Depreciation and amortization expense for the year ended December 31, 2010 and 2009 were $52,671 and $70,303 respectively.

	December 31,
	2010	2009
Computer equipment and software	$236,012	$171,278
Leasehold improvements	152,794	144,819
Vehicles	24,342	—
Office equipment	36,209	37,209

Total property and equipment	449,357	353,306
less accumulated depreciation and amortization	(328,796)	(280,822)

Total property and equipment, net	$120,561	$72,484

(6) Accrued Liabilities
Accrued expenses as of December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Accrued vacation	$161,847	$56,612
Employee compensation	—	46,813
Other accrued liabilities	67,862	6,266

	$229,709	$109,691

(7) Income Taxes
Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S.
federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

2010
Computed expected tax expense (benefit)	$(17,763)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(2,612)
Nondeductible differences	—
Loss in Equity from Acquisition	—
Change in valuation allowance	20,375

Income tax expense (benefit)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

2010

Impairment of asset	$5,751,000
Net operating loss and carry-forwards	5,586,000
Allowance for Doubtful Accounts	348,000
Partnership income	(213,000)
Stock Compensation Expense	111,000
Origination Fee Income	(85,000)
Fixed Assets	(77,000)
Other temporary differences	(68,000)

11,353,000
Valuation Allowance	(11,353,000)

Total net deferred tax assets	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
In connection with the business combination which was accounted for as a reverse acquisition for accounting purposes, as discussed in Note 2, for income tax purposes CapTerra Financial Group, Inc. acquired Nexcore Group LP. The resulting accounting is that the Company acquired net deferred tax assets of approximately $11.1 million and recorded a corresponding valuation allowance of approximately $11.1 million.

At December 31, 2010, the Company has unrestricted net operating loss carryforwards in the United States for federal income tax purposes of approximately $14.3 million. These loss carryforwards are expected to expire beginning after 2025.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. All of our NOL carryforwards will expire by the year 2030. As of December 31, 2010, the Company has a full valuation allowance of approximately $ 11.3 million.
The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of accumulated deficit. The Company did not have any unrecognized tax benefits as of the years ended December 31, 2010 or 2009.
The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the consolidated Statement of Operations or accrued on the consolidated Balance Sheet.
The Company files tax returns in the United States. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(8) Related Parties
GDBA Investments, LLC (“GDBA”)
GDBA issued Senior Subordinated debt to us that will mature on September 28, 2012. The interest rate of this note is 0.46%. As of December 31, 2010, the outstanding principal amount due on this note was $505,854.
On September 30, 2010 AARD LECA Lonestar LLC, a wholly-owned subsidiary, signed a note with Safe Harbor I, LLC in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank described in Note 9. Safe Harbor I, LLC is controlled by GDBA Investments, LLC and BOCO Investments, LLC. This note carries an interest rate of .46% that will accrue and be paid on the maturity date of December 1, 2011. On December 12, 2010 the note was amended and assigned to GDBA Investments, LLC, which now holds the note. There was no financial statement impact related to this assignment. As of December 31, 2010 the full amount of the note of $25,000 is due.
On December 1, 2010 the Company signed promissory notes totaling $425,000 between GDBA and various project entities that will be used to pay any outstanding debt to vendors. The notes mature on December 1, 2011 and carry a 0.46% annual interest rate. As of December 31, 2010 the total amount due on the notes is $222,018.
In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts of related party loans and advances previously forgiven. Any shortfall in proceeds used to repay the note from the disposition of real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between the Company and GDBA Investments, LLC and BOCO Investments, LLC. Specifically, upon notification that there is an inability to repay the note from liquidity generated from the sale of these assets, either from a timing issue or valuation shortfall, GDBA Investments LLC and BOCO Investments, LLC will be required to immediately fund any shortfall.
See footnote 14 for subsequent events related to the transfer of these notes payable.
As of December 31, 2010 total interest accrued for all notes due GDBA is $593.

BOCO Investments, LLC (“BOCO”)
BOCO issued Senior Subordinated debt to us that will mature on September 28, 2012. The interest rate of this note is 0.46%. As of December 31, 2010, the outstanding principal amount due on this note was $2,580,041. In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts previously forgiven. Any shortfall to be able to repay the note from the disposition of real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC. Specifically, upon notification that there is an inability to repay the note from liquidity generated from the sale of these assets, either from a timing issue or valuation shortfall, GDBA Investments LLC and BOCO Investments, LLC will be required to immediately fund any shortfall.
As of December 31, 2010 we have an agreement in place with an entity related to BOCO which will ultimately assume the liabilities incurred related to costs subsequent to the acquisition incurred on the legacy portfolio. See footnote 14 for subsequent events related to the transfer of these notes payable.
As of December 31, 2010, the Company had a revolving line of credit between BOCO and Nexcore that provides for a maximum revolving commitment up to $2,000,000, expiring June 25, 2011. The line is secured by substantially all assets of NexCore. The promissory note bears an interest rate of 8%. During the fourth quarter 2010, the Company borrowed and paid back $500,000 principal and interest. As of December 31, 2010, the principal balance due on this note was $-0-.
As of December 31, 2010 total interest accrued for all notes due BOCO is $3,155.
A summary of debt owed by the Company as of December 31, 2010 is as follows:

	GDBA	BOCO	TOTAL
Subordinated notes	$505,854	$2,580,041	$3,085,895
Promissory notes	$247,018	$—	247,018
Accrued interest	593	3,155	3,748

Total senior subordinated revolving notes	$753,465	$2,583,196	$3,336,661

Guarantees
On September 29, 2010, the Company executed a project completion guaranty in connection with a construction loan agreement between US Bank and SCH MSB LLC, an unconsolidated variable interest entity. The guaranty agreement unconditionally guarantees the lender the project will be completed, all costs will be paid, and the property will be free and clear of all liens prior to the release of this guaranty. As of December 31, 2010 the Company believes any amounts associated with this guarantee will be de minimus and therefore have not recorded a liability.
Revenue
The main sources of income of the Company are development fees, property and asset management fees, leasing fees and commissions. Of the properties that we provide property management services, fifteen were classified as related party transactions because certain officers of the company, or the Company itself, have ownership interest in these entities.
Accordingly we recorded $4,822,199 and $3,019,861 of related party revenue for the years ended December 31, 2010 and 2009 respectively.

(9) Notes Payable
Citizens Bank Senior Credit Facility
On May 7, 2007, the Company entered into a $25 million senior credit facility with Citizens Bank. This commitment permits us to fund construction notes for build-to-suit real estate projects for national and regional chain retailers. The financing is facilitated through a series of promissory notes. Each note is issued for individual projects under the facility and must be underwritten and approved by Citizens Bank and has a term of 12 months with one (1) allowable extension not to exceed 6 months subject to approval. Interest is funded from an interest reserve established with each construction loan. The interest rate on each note is equal to Prime rate minus 50 basis points Each note under the facility is for an amount, as determined by Citizens Bank, not to exceed the lesser of 75% of the appraised value of the real property under the approved appraisal for the project or 75% of the project costs. Principal on each note is due at maturity, with no prepayment penalty. Citizens Bank retains a First Deed of Trust on each property financed.
The Company did not renew this facility on May 7, 2008 when it matured, although one note was issued while the facility existed and is still subject to the full one-year maturity and extension provisions as prescribed under the agreement.
The Company has one outstanding note originally issued under this facility. The principal balance is $3,615,869 as of December 30, 2010 and matured on March 24, 2011. On March 25, 2011 we transferred our interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC as detailed in footnote 14. Under the terms of the agreement, the Company is no longer responsible for amounts due under the credit facility.
Cypress Sound
Cypress Sound, LLC, a subsidiary of the Company, has one note with a principal amount due of $300,000 and is secured by a 1st deed of trust on the property held by the LLC and a personal guarantee by our partner. The interest only note carries a rate of 12% and was scheduled to mature on February 13, 2011. Subsequent to year end, the Company fully paid down the balance on this note.
(10) Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. As of December 31, 2010, there are no authorized shares of preferred stock issued.
Common Stock
As of December 31, 2010, the Company had 200,000,000 shares of common stock that are authorized, of which 49,455,841 shares are issued and outstanding, which includes the exercise of 1,645,000 warrants on December 28, 2010.
On November 22, 2010 the Company granted 100,000 shares of restricted common stock to one employee. Based on the $0.16 per share fair value of the stock on the day of the grant and that the employee paid the Company $0.01 per share, the expense recognized for the grant was $15,000.
On December 28, 2010 the Company granted 12,920 shares of restricted common stock to one employee. Based on the $0.15 per share fair value of the stock on the day of the grant, the expense recognized for the grant was $1,938.

Stock Options and Warrants
In connection with the business combination discussed in Note 2, we hold the outstanding options that existed at the date of the acquisition. At the time of the business combination there are 1,052,079 options outstanding at a weighted average exercise price of $0.78 per share and all were fully vested at the time of the acquisition.
On November 22, 2010 the Company granted a total of 700,000 options to purchase common stock to three employees, which have a seven year term and will vest over three years. The options have an exercise price of $0.16 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 2.11% and a volatility input of 87.82%, the expense recognized for the year ended December 31, 2010 was $2,402. The future expense to be recognized over the vesting period is expected to be $84,096.
On December 30, 2010 the Company granted a total of 675,000 options to purchase common stock to our three independent Directors, which have a seven year term and will vest over three years. The options have an exercise price of $0.15 per share, which was the fair value of the stock on the day of the grant. Because the options were granted at the end of the year, no expense was recognized for the year ended December 31, 2010. Given a risk free rate of 2.76% and a volatility input of 87.49%, the future expense to be recognized over the vesting period is expected to be $78,579.
The following table presents the activity for options granted:

		Weighted
		Average
	Options	Exercise Price
Outstanding — December 31, 2008
Granted	—	—
Forfeited/canceled	—	—
Exercised	—	—

Outstanding — December 31, 2009	—	—
Granted	1,375,000	0.16
Acquired in reverse merger	1,052,079	0.78
Forfeited/canceled
Exercised

Outstanding — December 31, 2010	2,427,079	0.41

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding		Options Exerciseable
Range of Exercise Prices	Number	Life	Number	Price
0.15	675,000	7.00	—	0.15
0.16	700,000	7.00	19,444	0.16
0.78	1,052,079	5.58	1,052,079	0.78

	2,427,079	6.38	1,071,523	0.77

No warrants are outstanding as of December 31, 2010.

(11) Revenue
Revenue line items are broken out on the consolidated Statement of Operations as related party and non-related party. Each breakdown is made up of the following major categories:

	For the years ended
	December 31,
	2010	2009

Development fees	$2,375,327	$2,057,352
Leasing/commission fees	1,240,191	492,421
Property management	1,697,644	1,864,673
Other	1,194,009	319,029

Total	$6,507,171	$4,733,475

(12) Commitments and Contingencies
Leases
The Company leases its primary office building. The lease required monthly base rent payments of approximately $17,535, which increased to $20,115 starting January 1, 2011 upon the Company entering into a new lease agreement. The new lease starts January 1, 2011 and expires December 31, 2017. In addition, the Company pays certain facility operating costs as a portion of rent expense. Rent expense was $229,795 and $231,841 for the years ended December 31, 2010 and 2009, respectively.
In 2011, the Company will be undergoing tenant improvements to the Denver office. The landlord has provided a $245,000 allowance for tenant improvements and $186,600 rent abatement that will be recognized straight line over the life of the lease.
Future minimum lease payments under these operating leases approximate the following:

Year	Amount
2011	$236,332
2012	247,416
2013	253,452
2014	271,548
2015	277,584
Remaining	591,384

Total	$1,877,716

(13) Concentrations
During the year ended December 31, 2010, approximately 31% of the Company’s revenue was recognized in association with one development project.
(14) Subsequent Events
Cypress Sound
Cypress Sound, LLC, a subsidiary of the Company, had one note with a principal amount due of $300,000 which was secured by a 1st deed of trust on the property held by the LLC and a personal guarantee by our partner. On January 14, 2011, the Company fully paid down the balance on this note.
On March 25, 2011 the Company transferred its’ interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC in exchange for assuming our Subordinated Debt facilities from BOCO Investments, LLC and GDBA Investments LLC and our credit facility with First Citizens Bank. The total value of real estate held for sale and subordinated debt that was transferred was $7,191,821. The transaction did not result in a gain or loss on the financial statements. Debt detailed in footnotes 8 and 9 were assumed by CDA Fund, LLC and are no longer obligations of the Company.
ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
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
Changes in Internal Control Over Financial Reporting.
We have significant changes in our internal control over financial reporting during the last fiscal quarter as a result of our business combination with NexCore on September 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Primarily, we had changes in key personnel and policy and procedures as we integrate the results of this new entity. We continue to develop controls, procedures, and plans to implement controls and procedures which we anticipate will be sufficient to accurately report our financial performance in the foreseeable future.
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
ITEM 9B. OTHER INFORMATION.
Nothing to report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our Directors and Executive Officers, their ages and positions held with us as of March 16, 2011 are as follows:

Name	Age	Position Held
Gregory C. Venn	50	Chief Executive Officer and Director
Peter Kloepfer	52	Chief Investment Officer and Director
Robert Gross	47	Chief Operating Officer and Treasurer
James W. Creamer III	46	Chief Financial Officer
Richard Bloom	43	Director
Brian Klemsz	51	Director
Loren Snyder	61	Director
Mr. Venn has been our Chief Executive Officer and a director since the Acquisition. Prior to the Acquisition, he served as Chief Executive Officer of NexCore from its inception in May 2004 until the Acquisition. He was Senior Vice President of The Neenan Company from August 1990 to May 2004. He has developed and/or managed projects ranging in size from 30,000 to 300,000 square feet and from $10 million to $100 million. His background includes architecture and planning, finance, real estate brokerage, business administration, and construction management. Mr. Venn holds a Bachelor of Environmental Design degree from the College of Architecture & Planning at the University of Colorado Boulder, MBA studies with a Real Estate Finance & Construction Management emphasis from the University of Denver.
Mr. Kloepfer has served as our Chief Investment Officer since the Acquisition. Peter served as Senior Managing Director of NexCore for six years prior to the Acquisition. Prior to that time, he was a founding partner of the law firm of Kloepfer and Gorrell from August 2003 to January 2005, where among other things he served as outside counsel to NexCore. Mr. Kloepfer received his Juris Doctorate from the University of Colorado and a Master of Law, specializing in taxation, (LL.M.) from the University of Denver. He has the Colorado CPA certification, and his ongoing industry involvement includes the American Bar Association, American Society of CPAs, Colorado Bar Association, and Colorado Association of CPAs. He also serves as a director of the Ecological Building Network, a non-profit organization.
Mr. Gross has been our Chief Operating Officer and Treasurer since the Acquisition. Prior to the Acquisition, he served as the Chief Financial Officer of NexCore from its inception in May 2004 until the Acquisition. He served as Chief Financial Officer of The Neenan Company from August 2000 to May 2004. Mr. Gross earned a Bachelor of Science degree in Finance and Accounting from Minnesota State University and holds a Certified Public Accountant License and is a member of the American Institute of Certified Public Accountants, North Dakota Society of CPAs.

Mr. Creamer has been our Chief Financial Officer since the Acquisition. Prior to the Acquisition, he served as our President and Chief Executive Officer since January 2009 and as our Chief Financial Officer since July 2005. He joined our Company from Vectra Bank Colorado, where he was a Vice President in Commercial Banking, focusing largely on commercial real estate lending. Prior to commercial banking Mr. Creamer was an Investment Banker for J.P. Turner & Co. where he worked from 2001 to 2004. He was an Equities Analyst at Global Capital Securities Corp from 1999 to 2001 where he served as Director of Research for the last year of his tenure. From 1992 to 1998 Mr. Creamer was a Vice President of Institutional Fixed Income Sales at Hanifen, Imhoff Inc. Mr. Creamer holds a finance degree from Arizona State University and is a CFA Charterholder.
Mr. Bloom has served as Executive Chairman of Myprint LLC, a print management company, since 2009. He served as President and Chief Operating Officer of Renaissance Acquisition Corporation from the date of their initial public offering in 2007 until 2009. Mr. Bloom served as the Chief Executive Officer of Caswell Massey, a personal care consumer product company, from 2006 to 2007, and as a director and Vice Chairman of Caswell Massey from 2003 to 2007. From 1999 to 2006, Mr. Bloom served in various positions at Marietta Corporation, most recently as its Chief Executive Officer and President. Mr. Bloom also served as a director of Marietta Holding Corporation, the successor entity to Marietta Corporation, from 2004 to 2007, and as a director and President of BFMA Holding Corporation, which owned and operated Marietta Corporation, from 1996 to 2004. Mr. Bloom also served as a director of AmeriQual Group, LLC from 2005 to 2007.
Mr. Klemsz has served as the Chief Investment Officer of BOCO Investments, LLC since 2007. Prior to that time, he served as President and Chief Investment Officer of GDBA Investments, LLLP for seven years. He currently serves as President, Treasurer and the sole director of WestMountain Distressed Debt, Inc., WestMountain Alternative Energy, Inc., WestMountain Asset Management, Inc. and WestMountain Index Advisor, Inc.
Mr. Snyder has served as an “advisory director” to NexCore from the time of its formation until the Acquisition. Mr. Snyder also serves as President, Treasurer and as a director of Snyder Realty Group, Inc, which he founded in 1989. Mr. Snyder co-founded Integrated Property Management, Inc. and has served as its Executive Vice President of Operations since 1990. Mr. Snyder also serves as Secretary and as a director of Integrated Property Management, Inc. Mr. Snyder assisted in organizing Grand Mountain Bank in Grand County, Colorado in 2004 and served as a director from 2004 to 2009.
Board Committee Assignments
The Board has established an Audit Committee, Compensation Committee, Governance Committee and Capital Committee. The composition of each committee is as follows:

	Audit	Compensation	Governance	Capital
Chair	Klemsz	Snyder	Klemsz	Bloom

	Bloom	Bloom	Bloom	Klemsz

		Klemsz	Snyder
Transactions With Management And Others
Except for the Acquisition, there were no transactions during our current or last fiscal years, or any currently proposed transaction that, to our knowledge, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest in which the amount involved exceeds $120,000. In addition, none of the foregoing persons have been indebted to us during such periods in an amount exceeding $120,000.

Director Compensation
The Board adopted a compensation policy for our non-employee directors. Directors who are employees do not receive any additional compensation for their Board service.
Under the policy, each non-employee director will receive an annual retainer of $20,000 and a fee of $1,500 for each meeting of the full Board they attend. These directors will also receive additional annual retainers for their service on the Board’s committees in accordance with the following schedule:

	Audit	Compensation	Governance	Capital
Chair	$13,000	$10,000	$8,000	$21,000
Member	10,000	7,000	5,000	12,000
Each non-employee director was also granted an option to purchase 225,000 shares of our common stock at an exercise price of $0.15 per share at the time they were initially elected to the Board. One-third of the shares subject to these options vest on each of the first three anniversaries of the date of grant.
We will reimburse our directors for their reasonable out-of-pocket costs in connection with their Board service. We plan to enter into indemnification agreements with each of our directors and executive officers once our previously announced reincorporation into Delaware is completed.
ITEM 11. EXECUTIVE COMPENSATION
The following table discloses, for the years indicated, the compensation for our Chief Executive Officer , Chief Financial Officer and each executive officer that earned over $100,000 during the year ended December 31, 2010.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
Name & Principal Position		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Greg Venn (1)	2010	294,032	55,000	—	—	—	—	—	349,032
President & CEO
Peter Kloepfer (2)	2010	250,754	55,000	—	—	—	—	—	305,754
Chief Investment Officer
Bob Gross (3)	2010	169,886	55,000	—	—	—	—	—	224,886
Chief Operating Officer
James W. Creamer III (4)	2010	150,000	—	—	—	—	—	—	150,000
Chief Financial Officer	2009	147,500	—	—	354,363	—	—	—	501,863
	2008	120,000	15,000						135,000
Joni K. Troska (5)	2010	104,000	—	—	—	—	—	—	104,000
Controller	2009	95,250	—	—	70,873	—	—	—	166,123

(1)
Mr. Venn is our President & Chief Executive Officer and receives a salary of $425,000 and is eligible for an annual bonus as directed by our Board of Directors. In 2010, he received a cash bonus of $55,000.

(2)	Mr. Kloepfer is our Chief Investment Officer and receives a salary of $350,000 and is eligible for an annual bonus as directed by our Board of Directors. In 2010, he received a cash bonus of $55,000.

(3)	Mr. Gross is our Chief Operating Officer and receives a salary of $225,000 and is eligible for an annual bonus as directed by our Board of Directors. In 2010, he received a cash bonus of $55,000.

(4)
Mr. Creamer, our Chief Financial Officer since September 29, 2010 receives a salary of $150,000 per year and is eligible for an annual bonus as directed by our Board of Directors. Prior to the NexCore transaction on September 29, 2010, Mr. Creamer was our President & Chief Executive Officer. On August 4, 2009, Mr. Creamer was granted options to purchase 1,305,131 shares of common stock at $0.49 per share, which adjusted for our reverse split, are now options to purchase 652,566 shares of common stock at $0.98 per share. These options vested completely upon the change of control on September 29, 2010. The options have a seven year maturity. In December 2008 Mr. Creamer received a bonus of $15,000.

(3)
Ms. Troska, our Controller since September 29, 2010 receives an annual salary of $104,000 per year and is eligible for an annual bonus. Prior to the NexCore transaction on September 29, 2010, Ms. Troska was our Chief Financial Officer. On August 4, 2009, Ms. Troska was granted options to purchase 261,026 shares of common stock at $0.49 per share, which adjusted for our reverse split, are now options to purchase 130,513 shares of common stock at $0.98 per share. These options vested completely upon the change of control on September 29, 2010. Fifty percent of the options vested immediately and the remaining fifty percent will vest equally over a three year period. The options have a seven year maturity.

Directors:
On December 30, 2010, each non-employee director was granted an option to purchase 225,000 shares of our common stock at an exercise price of $0.15 per share at the time they were initially elected to the Board. One-third of the shares subject to these options vest on each of the first three anniversaries of the date of grant.
On September 3, 2010 our directors at the time were granted options to purchase a total of 269,000 shares of our common stock. G. Brent Backman and Joseph Zimlich were each granted 72,000 options to purchase shares of our common stock at $0.20 per share and Eric Balzer was granted 125,000 options to purchase shares of our common stock at $0.20 per share.
We reimburse our executives and directors for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as of January 15, 2010, about the beneficial ownership of our common stock by:
•	each director and Designee,

•	each named executive officer,

•	each beneficial owner of more than 5% of our common stock, and

•	all directors, Designees and executive officers as a group.
Except as listed in the table below, the address for all such persons is 1621 Eighteenth Street, Suite 250, Denver, Colorado, 80202. As of such date, we had 49,455,841 shares of common stock outstanding. Our common stock is our only class voting securities outstanding. Our shareholders are entitled to one vote for each share of common stock they own.

		Number of	Percent of
Name and Address of Beneficial Owner		Shares	Shares (1)
Gregory C. Venn	(2)	19,150,669	38.7%
Peter Kloepfer	(2)	19,150,669	38.7%
Robert Gross	(3)	—	—%
James W. Creamer III	(4)	665,066	1.3%
G. Brent Backman	(5)	11,815,397	23.9%
Brian Klemsz	(6)	2,392,625	4.8%
Richard Bloom		—	—%
Loren Snyder	(7)	—	—%
BOCO Investments, LLC 103 West Mountain Ave. Fort Collins, Colorado, 80524		15,137,385	30.6%
GDBA Investments, LLC 1440 Blake Street, Suite 310 Denver, Colorado 80202		11,935,789	24.1%
All directors, Designees and executive officers as a group (6 persons)		49,326,534	98.4%

*	Less than 1%

(1)	Based on 49,455,841 shares outstanding as of January 15, 2011.

(2)
Messrs. Venn and Kloepfer have the right to vote these shares pursuant to the terms of a Voting Trust, of which they are trustees. Messrs. Venn and Kloepfer disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)	Mr. Gross has a pecuniary interest in 3,237,734 shares, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees.

(4)	Includes options to purchase 652,566 shares that were exercisable within 60 days of January 15, 2010.

(5)
Consists of 11,770,397 shares owned by GDBA Investments, LLC, which is controlled by Mr. Backman, and 45,000 shares that are owned by Mr. Backman’s adult children. Mr. Backman disclaims beneficial ownership of the shares owned by his adult children.

(6)	Includes 225,000 shares owned by Mr. Klemsz’ spouse and minor child, and 1,645,000 shares held by WestMountain Asset Management, of which Mr. Klemsz is chief executive officer.

(7)	Mr. Snyder has a pecuniary interest in 364,794 shares, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
GDBA Investments, LLC (“GDBA”)
GDBA issued Senior Subordinated debt to us that will mature on September 28, 2012. The interest rate of this note is 0.46%. As of December 31, 2010, the outstanding principal amount due on this note was $505,854.
On September 30, 2010 AARD LECA Lonestar LLC, a wholly-owned subsidiary, signed a note with Safe Harbor I, LLC in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank. Safe Harbor I, LLC is controlled by GDBA Investments, LLC and BOCO Investments, LLC. This note carries an interest rate of .46% that will accrue and be paid on the maturity date of December 1, 2011. On December 12, 2010 the note was amended and assigned to GDBA Investments, LLC, which now holds the note. As of December 31, 2010 the full amount of the note of $25,000 is due.
On December 1, 2010 the Company signed promissory notes totaling $425,000 between GDBA and various project entities that will be used to pay any outstanding debt to vendors. The notes mature on December 1, 2011 and carry a 0.46% annual interest rate. As of December 31, 2010 the total amount due on the notes is $222,018.
In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts previously forgiven. Any shortfall to be able to repay the note from the disposition of real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC. Specifically, upon notification that there is an inability to repay the note from liquidity generated from the sale of these assets, either from a timing issue or valuation shortfall, GDBA Investments LLC and BOCO Investments, LLC will be required to immediately fund any shortfall.
On March 25, 2011 we transferred our interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC in exchange for assuming our Subordinated Debt facilities from BOCO Investments, LLC, GDBA Investments LLC and First Citizens Bank. The entire balance of this note was transferred in conjunction with the transaction.
As of December 31, 2010 total interest accrued for all notes due GDBA is $593.
BOCO Investments, LLC (“BOCO”)
BOCO issued Senior Subordinated debt to us that will mature on September 28, 2012. The interest rate of this note is 0.46%. As of December 31, 2010, the outstanding principal amount due on this note was $2,580,041. In the event the real estate held for sale is sold at amounts greater than book value, the excess gain would be used to repay amounts previously forgiven. Any shortfall to be able to repay the note from the disposition of real estate held for sale is covered under the Asset Indemnification Agreement dated September 29, 2010 between CapTerra Financial Group, Inc and GDBA Investments, LLC and BOCO Investments, LLC. Specifically, upon notification that there is an inability to repay the note from liquidity generated from the sale of these assets, either from a timing issue or valuation shortfall, GDBA Investments LLC and BOCO Investments, LLC will be required to immediately fund any shortfall.

As of December 31, 2010 we have an agreement in place with an entity related to BOCO which will ultimately assume the liabilities incurred related to costs subsequent to the acquisition incurred on the legacy portfolio.
On March 25, 2011 we transferred our interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC in exchange for assuming our Subordinated Debt facilities from BOCO Investments, LLC, GDBA Investments LLC and First Citizens Bank. The entire balance of this note was transferred in conjunction with the transaction.
As of December 31, 2010, the Company had a revolving line of credit between BOCO and Nexcore that provides for a maximum revolving commitment up to $2,000,000, expiring June 25, 2011. The line is secured by substantially all assets of NexCore. The promissory note bears an interest rate of 8%. During the fourth quarter 2010, the Company borrowed and paid back $500,000 principal and interest. As of December 31, 2010, the principal balance due on this note was $-0-.
As of December 31, 2010 total interest accrued for all notes due BOCO is $3,155.
A summary of debt owed by the Company as of December 31, 2010 is as follows:

	GDBA	BOCO	TOTAL
Subordinated notes	$505,854	$2,580,041	$3,085,895
Promissory notes	$247,018	$—	247,018
Accrued interest	593	3,155	3,748

Total senior subordinated revolving notes	$753,465	$2,583,196	$3,336,661

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
Revenue
The main sources of income of CapTerra are development fees, property and asset management fees, leasing fees and commissions. Of the properties that we provide property management services, fifteen were classified as related party transactions because certain officers of the company, or the Company itself, have ownership interest in these entities.
Based on this determination we recorded $4,822,199 and $3,019,861 of related party revenue for the years ended December 31, 2010 and 2009 respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent auditor, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants, billed an aggregate of $107,936 for the year ended December 31, 2010 and $121,253 for the year ended December 31, 2009 professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports.
ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.
The following financial information is filed as part of this report:

(a)	(1)	FINANCIAL STATEMENTS

	(2)	SCHEDULES

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.		DESCRIPTION

3.1	*	Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.2	*	Bylaws, filed under cover of Form 10-SB, 4/14/04.

3.3	*	Articles of Amendment to Articles of Incorporation, filed under cover of Form 10-SB, 4/14/04.

3.4	*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 7/13/05.

3.5	*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 10/27/06

3.6	*	Articles of Amendment to Articles of Incorporation; filed under cover of Form 8-K, 07/07/08

4.1	*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 03/03/09

3.7	*	Amended and Restated Agreement of Limited Partnership of NexCore, filed under cover of Form 8K, 10/05/10

4.2	*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 04/06/09

4.3	*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 05/05/09

4.4	*	Warrant for BOCO Investments, LLC, filed under cover of Form 8-K 05/05/09

4.5	*	Warrant for BOCO Investments, LLC, filed under cover of Form 10-Q 9/30/09

4.6	*	Warrant issued to WestMountain Asset Management, Inc., filed under cover of Form 8K, 10/05/10

EXHIBIT NO.		DESCRIPTION

10.1	*	Loan Financing Agreement with GDBA Investments, LLLP, filed under cover of Form 10-SB, 4/14/04.

10.2	*	Construction Land Acquisition Loan Agreement with Cross Country Properties II, LLC, filed under cover of Form 10-SB, 4/14/04.

10.3	*	Construction Land Acquisition Loan Agreement with Cross Country Properties III, LLC, filed under cover of Form 10-SB, 4/14/04.

10.4	**	Lease Agreement between Moody Group, LLC and Family Dollar Stores of Georgia, Inc., filed under cover of amended Form 10-SB, 9/21/04.

10.5	*	Lease Agreement between Cross Country Properties III, LLC and Advance Auto Stores Company, filed under cover of amended Form 10-SB, 9/21/04.

10.6	*	Agreement between GDBA RE One, LLC (“Seller”) and Alexander V. Lagerborg, filed under cover of amended Form 10-SB, 9/21/04.

10.7	*	Letter of Intent dated July 1,2004 between Across America Real Estate Development Corp. and Carwash Management, Inc, filed under cover of amended Form 10-58, 9/21/04.

10.8	*	Joint Development Agreement; filed under cover of Form 8-K, 10/06/04

10.9	*	Agreement to Fund with GDBA Investments, LLLP; filed under cover of Form 8-K, 12/01/04

10.10	*	Senior Credit Facility with Vectra Bank; filed under cover of Form 8-K, 4/28/05

10.11	*	Securities Purchase Agreement filed under cover of Form 8-K, 10/04/06

10.12	*	Subordinated Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.13	*	Subordinated Note, BOCO; filed under cover of Form 8-K, 10/04/06

10.14	*	Shareholders Agreement; filed under cover of Form 8-K, 10/04/06

10.15	*	Registration Rights Agreement; filed under cover of Form 8-K, 10/04/06

10.16	*	Revolving Note, GDBA; filed under cover of Form 8-K, 10/04/06

10.17	*	Revolving Note, BOCO filed under cover of Form 8-K, 10/04/06

10.18	*	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.19	*	Amendment to Senior Subordinated Note, BOCO filed under cover of Form 10Q, 8/14/07

10.20	*	Amendment to Revolving Note, BOCO filed under cover of Form 10Q, 8/14/07

EXHIBIT NO.		DESCRIPTION

10.21	*	Amendment to Revolving Note, GDBA filed under cover of Form 10Q, 8/14/07

10.22	*	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.23	*	Amendment to Senior Subordinated Note, GDBA filed under cover of Form 10Q, 8/14/07

10.24	*	Amendment to Revolving Note, GDBA filed under cover of Form 10Q, 8/14/07

10.25	*	Amendment to Revolving Note, BOCO filed under cover of Form 10Q, 8/14/07

10.26	*	Amendment to Subordinated Note, GDBA filed under cover of Form 8K, 10/31/07

10.27	*	Amendment to Revolving Note, GDBA filed under cover of Form 8K, 10/31/07

10.28	*	Amendment to Subordinated Note, BOCO filed under cover of Form 8K, 10/31/07

10.29	*	Amendment to Revolving Note, BOCO filed under cover of Form 8K, 12/21/07

10.30	*	Amendment to Revolving Note, GDBA filed under cover of Form 8K, 12/21/07

10.31	*	Securities Exchange Agreement with BOCO, filed under cover of Form 8K, 07/07/08

10.32	*	Securities Exchange Agreement with GDBA, filed under cover of Form 8K, 07/07/08

10.33	*	Securities Exchange Agreement with J. Zimlich, filed under cover of Form 8K, 07/07/08

10.34*		Revolving Note with BOCO, filed under cover of Form 8K, 07/07/08

10.35*		Revolving Note with GDBA, filed under cover of Form 8K, 07/07/08

10.36*		Accrued Interest Payment Agreement with BOCO, filed under cover of Form 8K, 07/07/08

10.37*		Accrued Interest Payment Agreement with GDBA, filed under cover of Form 8K, 07/07/08

10.38*		Accrued Interest Payment Agreement with J.Zimlich, filed under cover of Form 8K, 07/07/08

10.39*		Amended and Restated Shareholders Agreement with BOCO and GDBA, filed under cover of Form 8K, 07/07/08

10.40*		Extension Agreement with BOCO, filed under cover of Form 8K, 04/06/09

10.41*		Amendment to Senior Subordinated Note with BOCO, filed under cover of Form 8K, 10/07/09

10.42*		Amendment to Senior Subordinated Note with GDBA, filed under cover of Form 8K, 10/07/09

10.43*		Interest Purchase Agreement, filed under cover of Form 8K, 10/05/10

EXHIBIT NO.		DESCRIPTION

10.44	*	Indemnification Agreement, filed under cover of Form 8K, 10/05/10

10.45	*	Asset Indemnification Agreement, filed under cover of Form 8K, 10/05/10

10.46	*	Loan Indemnification Agreement, filed under cover of Form 8K, 10/05/10

10.47	*	Shareholders Agreement, filed under cover of Form 8K, 10/05/10

10.48	*	Lockup Agreement, filed under cover of Form 8K, 10/05/10

10.49	*	Amended and Restated 2008 Equity Compensation Plan, filed under cover of Form 8K, 01/05/2011

16.1	*	Change of Accountant Letter, filed under cover of Form 8K, 04/29/08

21.	*	List of Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexCore Healthcare Capital Corp.
Dated: APRIL 15, 2011	By:	/s/ Gregory C. Venn
Gregory C. Venn
President and Chief Executive Officer

Dated: APRIL 15, 2011	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: APRIL 15, 2011	By:	/s/ Gregory C. Venn
Gregory C. Venn
Director

Dated: APRIL 15, 2011	By:	/s/ Peter Kloepfer
Peter Kloepfer
Director

Dated: APRIL 15, 2011	By:	/s/ Brian Klemsz
Brian Klemsz
Director

Dated: APRIL 15, 2011	By:	/s/ Richard Bloom
Richard Bloom
Director

Dated: APRIL 15, 2011	By:	/s/ Loren Snyder
Loren Snyder
Director