Form 10-Q
period 2011-03-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2011-05-16
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50764

NexCore Healthcare Capital Corp
(Exact name of Registrant as specified in its charter)

Delaware	20-0003432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1621 18th Street, Suite 250
Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)
303-244-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	49,455,841
(Class)	(Outstanding on May 7, 2011)

FORM 10-Q
for the quarter ended March 31, 2011

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” or “Company” refer to NexCore Healthcare Capital Corp and its subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS
NexCore Healthcare Capital Corp
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Assets:
Cash and equivalents	$2,307,919	$3,513,651
Restricted cash	1,001,087	1,006,342
Accounts receivable	219,338	284,883
Accounts receivable related parties	318,445	301,662
Revenue in excess of billings	263,066	335,460
Pre-development costs	448,249	246,527
Equity method investment	2,551,343	2,551,343
Real estate held for sale	—	7,191,821
Property and equipment, net of accumulated depreciation	229,272	120,561
Prepaids and deposits	64,309	47,948

Total assets	$7,403,028	$15,600,198

Liabilities and Shareholders’ Equity
Accounts payable	$255,200	$142,522
Accrued liabilities	184,633	229,709
Senior subordinated notes, related parties	—	3,336,661
Deferred rent	69,952	—
Notes payable	—	3,915,869

Total liabilities	509,785	7,624,761

Commitments and contingencies

Shareholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 49,455,841 issued and outstanding March 31, 2011 and December 31, 2010	49,456	49,456
Additional paid-in-capital	11,053,296	11,033,914
Accumulated deficit	(4,517,829)	(3,525,064)

Total equity	6,584,923	7,558,306
Non-controlling interest	308,320	417,131

Total shareholders’ equity	6,893,243	7,975,437

Total liabilities and shareholders’ equity	$7,403,028	$15,600,198

See accompanying notes to condensed consolidated financial statements

NexCore Healthcare Capital Corp
Consolidated Statements of Operations (unaudited)
For the quarters ended March 31, 2011 and 2010

	For the quarters ended
	March 31,
	2011	2010

Revenue	$431,643	$357,771
Revenue, related parties	414,487	253,885
Other	13,489	—

Total revenue	859,619	611,656

Operating expenses:
Direct costs of revenue	56,165	61,819
Direct costs of revenue, related parties	86,747	27,864
Selling, general and administrative	1,805,301	1,097,457

Total operating expenses	1,948,213	1,187,140

Loss from operations	(1,088,594)	(575,484)

Non-operating income
Interest income	480	573

Loss before income taxes	(1,088,114)	(574,911)
Income tax provision	—	—

Net loss	(1,088,114)	(574,911)
Net loss attributable to non-controlling interest	(108,811)	—

Net loss attributable to common shareholders	$(979,303)	$(574,911)

Basic loss per common share	$(0.02)	$(0.02)

Diluted loss per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	49,455,841	25,000,000

Diluted weighted average common shares outstanding	49,455,841	25,000,000

See accompanying notes to condensed consolidated financial statements

NexCore Healthcare Capital Corp
Consolidated Statements of Cash Flows (unaudited)
For the quarters ended March 31, 2011 and 2010

	For the quarters ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,088,114)	$(574,911)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and write-off of assets	52,671	13,222
*Loss from transfer of debt and assets	13,461	—
Stock compensation expense	19,382	—
Changes in operating assets and operating liabilities:
Pre-development costs	(201,722)	(66,294)
*Accounts receivable	(62,900)	(46,265)
Revenue in excess of billings	72,394	—
Prepaids and deposits	(16,361)	30,466
*Accounts payable and accrued liabilities	91,632	41,178
Deferred rent	69,952	—

Net cash (used in)provided by operating activities	(1,049,605)	(602,604)

Cash flows from investing activities:
Cash paid for property and equipment	(161,382)	(5,382)
Earnings on restricted cash	5,255	—

Net cash provided by(used in) investing activities	(156,127)	(5,382)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	$(1,205,732)	$(607,986)

Cash and cash equivalents, beginning of the period	$3,513,651	$2,250,837

Cash and cash equivalents, end of the period	$2,307,919	$1,642,851

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$—	$—

*
On March 25, 2011 the Company transferred its interest in nine subsidiaries holding these real estate assets to CDA Fund, LLC, as further described in Note 2 below, a subsidiary of BOCO Investments, LLC in exchange CDA Fund LLC assumed the Company’s Subordinated Debt facilities from BOCO Investments, LLC and GDBA Investments LLC., as well as our credit facility with First Citizens Bank. In addition, CDA Fund LLC assumed certain accrued liabilities of approximately $24K and accounts receivable of approximately $118K related to the assumed real estate assets. The transaction resulted in loss of $13,461. Related party debt that was assumed by CDA Fund, LLC is no longer an obligation of the Company.

See accompanying notes to condensed consolidated financial statements

(1) Nature of Organization and Summary of Significant Accounting Policies
NexCore Healthcare Capital Corp (the “Company”, “we”, ”us” or “our”), formerly CapTerra Financial Group, Inc. (“CapTerra”) is a full service health care real estate development company. We provide asset and property management services, development, acquisition, ownership, financing and leasing. We also invest in and manage medical office and other healthcare related real estate throughout the United States.
The Company completed a business combination with NexCore Group LP on September 29, 2010 which was accounted for as a reverse acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior share amounts for NexCore have been retroactively adjusted by the share exchange ratio in connection with the business combination. Thus the historical operating results, cashflows and financial position presented in the consolidated Balance Sheet and Statement of Operations are those of NexCore.
On March 25, 2011, the Company transferred its interest in nine subsidiaries holding real estate assets with a carrying amount of approximately $7.2 million to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC (an affiliate of CapTerra) in exchange for assuming our Subordinated Debt facilities from BOCO Investments, LLC and GDBA Investments LLC (also an affiliate of CapTerra) and our credit facility with First Citizens Bank. The transaction resulted in loss of $13,461 on the financial statements. All debt that was assumed by CDA Fund, LLC is no longer obligations of the Company.
Principles of Consolidation
The Company consolidates entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company provides for non-controlling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All significant intercompany accounts and transactions have been eliminated in consolidation.
A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company continually evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.
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
Cash and Equivalents and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. We had $1,001,087 in restricted cash as of March 31, 2011 and $1,006,342 as of December 31, 2010 related to certain minimum balances the Company is required to maintain due to guarantees related to our development agreements. The restricted cash is related to the equity method investment discussed in Note 3.

Accounts Receivable
Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company estimates its allowance for doubtful accounts based on specific customer balance collection issues identified. For the quarter ended March 31, 2011, the Company recorded an allowance of $1,629.
Pre-Development Costs
In accordance with the Accounting Standards Codification (“ASC”), “Revenue Recognition-Construction-Type and Production-Type Contracts,” the Company has capitalized certain third-party costs related to prospective development projects. Such costs remain on the balance sheet until we determine if the project is likely to proceed. These costs include, but are not limited to, legal fees, marketing, travel, architectural and engineering, due diligence and other costs. If we determine we are going to proceed with the project, the costs recorded as pre-development costs on the consolidated Balance Sheet are submitted as a development draw and will be reimbursed to the Company. If it is deemed probable by management that a prospective project will not materialize, any related costs on the consolidated Balance Sheet are expensed and recorded as selling, general and administrative costs on the consolidated Statement of Operations. The Company does not capitalize any internal costs as pre-development costs.
Revenue Recognition
Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage of completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage of completion uses actual hours spent internally on the project compared to the total forecasted hours to be spent on the project. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively. As of March 31, 2011 and 2010, the Company recognized $263,066 and $-0- respectively, of revenue in excess of billings which represent the difference between actual billable revenue and the revenue calculated using the percentage of completion method.
The Company sources tenants and negotiates leases for buildings it manages and in return is paid a leasing commission. Leasing commission revenue is recognized based on each negotiated contract with the building owner and is recognized as services are performed unless future contingencies exist.
Property management fees and legal consultation fees are recognized monthly as services are performed, unless future obligations exist. Acquisition and disposition fees are recognized at the culmination of the purchase or sale of a building.
Certain contractual arrangements for services provide for the delivery of multiple services. The Company evaluates revenue recognition for each service to be rendered under these arrangements using criteria set forth in the ASC topic, “Multiple-Element Arrangements.” For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.
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
See Note 8 for a detail of revenue recognized by activity for the quarters ended March 31, 2011 and 2010.
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
Guarantees
A guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management continually evaluates guarantees made to determine if the guarantee meets the criteria required to record a liability. As of March 31, 2011 our guarantee, referred to in Note 5, met the criteria to be recorded as a liability; however, the amount was de minimus and no value was recorded.
Fair Value Measurements
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments.
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes an hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
Earnings Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. There is no dilutive effect of the outstanding awards for the quarters ended March 31, 2011 and 2010.
Because the business combination on September 29, 2010 was accounted for as a reverse acquisition, the number of common shares outstanding from the beginning of the applicable period to the acquisition date were computed on the basis of the weighted-average number of partnership units of NexCore Group LP (“NexCore”) outstanding during the period multiplied by the exchange ratio established in the acquisition agreement, which was 5,880 shares for each partnership unit (the “Exchange Ratio”). The weighted average number of shares used in the earnings per share calculations were based on historical weighted-average number of partnership units outstanding multiplied by the exchange ratio. The number of common shares outstanding from the acquisition date to the end of the applicable period is the actual number of common shares of the Company outstanding during that period.

Non-controlling Interest
Non-controlling interest is a portion of the equity in a subsidiary that is not attributable to the parent. In accordance with ASC 810, non-controlling interests are reported on the consolidated Balance Sheet in the equity section and on the consolidated Statement of Operations separate from the consolidated entities net income or loss. The Company currently has a 90% ownership interest in NexCore and NexCore Partners, Inc. owns the remaining 10%, which is treated as a non-controlling interest on our financial statements. The Company allocates 10% of net income or loss, in the NexCore Group, LP, to the non-controlling interest.
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
There were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
(2) Real Estate Held for Sale
As of December 31, 2010, the Company had nine non-medical properties classified as real estate held for sale totaling $7,191,821, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were raw land. These non-medical properties were all related to the legacy CapTerra business. The Company, after its business combination, is focused on healthcare real estate and has elected to dispose of all non-medical real estate assets.
On March 25, 2011 the Company transferred its interest in nine subsidiaries holding these real estate assets to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC in exchange for assuming the Company’s Subordinated Debt facilities from BOCO and GDBA and our credit facility with First Citizens Bank. The transaction resulted in a loss of $13,461. Related party debt that was assumed by CDA Fund, LLC is no longer an obligation of the Company. CDA will also assume any and all other future contingencies related to this transaction.

(3) Equity Method Investment
The Company’s investment of $2,551,343 is accounted for on the equity method of accounting and consists of an investment in a limited liability company (LLC) with an institutional equity partner. The Company owns a 15% interest in this equity method investment. The Company is the managing member in the LLC but its rights as managing member are subject to the rights of the institutional partner. No earnings or losses from the equity method investment were recognized as of March 31, 2011 in the Company’s consolidated Statement of Operations as the amounts were de minimus. In connection with the equity method investment, the Company signed a guarantee agreement with the lender detailed in Note 5. As of March 31, 2011 there was no significant income statement activity, and the related party capital balances totaled approximately $8.7 million.
(4) Accrued Liabilities
Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010

Accrued vacation	$119,866	$161,847
Other accrued liabilities	64,767	67,862

	$184,633	$229,709

(5) Related Parties
GDBA Investments, LLC
GDBA, an affiliate of CapTerra (the Company prior to the business combination), issued Senior Subordinated debt to us in the amount of $505,854. The interest rate of this note was 0.46%. On September 30, 2010 AARD LECA Lonestar LLC, a wholly-owned subsidiary, signed a note with Safe Harbor I, LLC in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank described in Note 6. Safe Harbor I, LLC is controlled by GDBA and BOCO. On December 12, 2010 the note was amended and assigned to GDBA. On December 1, 2010 the Company signed promissory notes totaling $425,000 between GDBA and various project entities that was used to pay any outstanding debt to vendors. The notes carried a 0.46% annual interest rate.
On March 25, 2011, the Company transferred its interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC in exchange for assuming all promissory note agreements outstanding with GDBA.
BOCO Investments, LLC
BOCO issued Senior Subordinated debt to us in the amount of $2,580,041. The interest rate of this note was 0.46%.
As discussed in Note 2, on March 25, 2011, the Company transferred its interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO in exchange for assuming our Subordinated Debt facilities from BOCO, GDBA, and our credit facility with First Citizens Bank. Related party debt that was assumed by CDA Fund, LLC is no longer obligations of the Company.

Guarantees
On September 29, 2010, the Company executed a project completion guaranty in connection with a construction loan agreement between US Bank and SCH MSB LLC, an unconsolidated variable interest entity and our equity method investment. The guaranty agreement unconditionally guarantees the lender the project will be completed, all costs will be paid, and the property will be free and clear of all liens prior to the release of this guaranty. As of March 31, 2011 the Company believes any amounts associated with this guarantee will be de minimus and therefore has not recorded a corresponding liability.
Revenue
The main sources of income of the Company are development fees, property and asset management fees, leasing fees and commissions. Of these revenue sources approximately ten were classified as related party transactions because certain officers of the Company have, or the Company itself has, an ownership interest in these entities.
Accordingly we recorded $414,487 and $253,885 of related party revenue for the quarters ended March 31, 2011 and 2010 respectively.
(6) Notes Payable
Citizens Bank Senior Credit Facility
At December 31, 2010, the Company had one outstanding note originally issued under a former real estate credit facility with a principal balance of $3,615,869. As discussed previously, on March 25, 2011 we transferred, subject to the related debt, our interest in nine subsidiaries holding real estate assets to CDA Fund, LLC, a subsidiary of BOCO. Under the terms of the agreement, the Company is no longer responsible for amounts due under the credit facility.
Cypress Sound, LLC
At December 31, 2010, Cypress Sound, LLC (“Cypress”), a subsidiary of the Company, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guarantee by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.
(7) Stockholders’ Equity
Stock Options
On February 1, 2011 the Company granted a total of 250,000 options to purchase common stock to one of our employees, which have a seven year term and will vest over four years. The options have an exercise price of $1.05 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 2.79%, expected term of 7 years, no dividends, forfeiture rate of 0.0%, and a volatility input of 86.45%, the estimated fair value of each option was $0.81 per share, future expense to be recognized over the vesting period is expected to be $202,439.
The total option expense recorded for the period ending March 31, 2011 is $19,382. Total future compensation expense is $345,743.

(8) Revenue
Revenue line items are broken out on the consolidated Statement of Operations as related party and non-related party. Revenue is made up of the following major categories:

	For the three months ended
	March 31,
	2011	2010

Development fees	$244,200	$62,031
Leasing/commission fees	189,768	69,545
Property management	355,454	429,622
Other	70,197	50,457

Total	$859,619	$611,656

(9) Commitments and Contingencies
Leases
The Company leases its primary office space. The lease requires monthly base rent payments of approximately $20,115 for the first year and then incremental increases each year thereafter. The new lease started January 1, 2011 and expires December 31, 2017. In addition, the Company pays certain facility operating costs as a portion of rent expense.
During the first quarter of 2011, the Company has been undergoing tenant improvements to the Denver office. The landlord has agreed to provide a $245,000 allowance for tenant improvements and $186,600 rent abatement that, upon receipt, will be recognized on a straight-line basis over the life of the lease.
In accordance with ASC 840, the Company has recognized all reductions outlined in the office lease, on a straight-line basis over the term of the lease. For the three months ended March 31, 2011, the straight-line amount recorded as an expense on the consolidated Statement of Operations is $60,352. The difference between the amount paid and the amount recorded as an expense is recorded as a deferred amount on the consolidated Balance Sheet. As of March 31, 2011, that amount is $69,952.
Future minimum lease payments under the operating lease approximate the following:

Year	Amount
2011	$136,970
2012	158,915
2013	253,449
2014	271,553
2015	277,587
Remaining	591,381

Total	$1,689,855

The Company contracts with third parties to provide additional office space in two locations. These contracts require monthly payments totaling approximately $2,400 and have terms of less than six months.

Common Stock
We are required to issue an additional 8,000,000 shares of common stock if we do not have a specified amount of net operating loss carry forwards for State and Federal income tax purposes (collectively, “ NOLs “) for use during the period from the closing to January 1, 2014 (the “ NOL Shares “). If issued, the NOL Shares will be issued to each former NexCore partner in proportion to the amount of shares such partner received in the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of March 31, 2011, the Company deems the issuance of these shares not to be probable. As such, we have not recorded any contingent consideration for possible issuance of these shares as of March 31, 2011.
(10) Concentrations
During the quarter ended March 31, 2011, approximately 24% of the Company’s revenue was recognized in association with one development project. The Company had no concentrations for the quarter ended March 31, 2010.
(11) Subsequent Events
On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware (the “Reincorporation”) and changed its name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp. The Reincorporation is not expected to affect any of the Company’s contracts with third parties; result in any change in headquarters, business, jobs, or management; result in any change in the location of any of the Company’s offices or facilities; or affect the assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the terms “we,” “us,” “our” and the “Company” refer to NexCore Heathcare Capital Corp, a Delaware corporation, individually or together with its subsidiaries, including NexCore Group LP, a Delaware limited partnership.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
These forward-looking statements are subject to certain risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, as more fully discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2010, as well as other risks and uncertainties that are not presently anticipated. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2010. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Overview
On September 29, 2010, CapTerra Financial Group, Inc.(“CapTerra”) completed a business combination with NexCore Group LP, a Delaware limited partnership (“NexCore). In connection with this business combination, CapTerra’s former operations were discontinued and the Company continued NexCore’s existing business as a national leader in the field of healthcare real estate development and management.
As a result, the Company provides real estate solutions for healthcare providers through a national platform for the development, ownership and management of healthcare real estate including, but not limited to, on-campus and off-campus, multi-suite healthcare real estate and medical services buildings; free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care center (including musculoskeletal centers, cancer centers, neuroscience centers); and single-specialty centers (such as orthopedics, otolaryngology, arthritis, or cardiology). Such facilities are likely to include clinical space for physician care, surgery, imaging, dialysis, physical/occupational therapy, laboratory, surgical hospitals, specialty hospital centers, rehabilitation centers (either under hospital or skilled nursing licensure) or other specialty care centers are also considered a part of our business plan dependent upon the relationships to other on- or off-campus healthcare providers and/or hospital systems (collectively, “Healthcare Real Estate”). The Company provides a full spectrum of strategy, development, acquisition, ownership, financing, leasing, and asset and property management services for Healthcare Real Estate.

We plan to assemble a portfolio of high-quality, hospital-affiliated real estate, with particular emphasis on the acquisition and development of Healthcare Real Estate and ambulatory care facilities. Our business plan contemplates investments in Healthcare Real Estate development projects, such as the September 2010 ground-breaking of the 178,000 square foot Medical Services Building that is connected directly to the new Silver Cross Hospital in New Lenox, Illinois. We may also acquire existing medical properties as we build our portfolio of Healthcare Real Estate assets.
We plan to continue NexCore’s strategy of investing in limited liability companies and similar entities (“Real Estate Partnerships”), whereby we co-invest our capital with other third party institutional capital sources to develop and acquire Healthcare Real Estate. We may also retain a promoted profits interest in most Real Estate Partnerships.
NexCore was originally created in 2004 to solve real estate issues for hospitals and healthcare systems through a national platform for the development, ownership and management of Healthcare Real Estate.
On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware (the “Reincorporation”) and changed its name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp. The Reincorporation is not expected to affect any of the Company’s contracts with third parties; result in any change in headquarters, business, jobs, or management; result in any change in the location of any of the Company’s offices or facilities; or affect the assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2010 and incorporated by reference herein. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. As of March 31, 2011, there were no significant changes in those critical accounting estimates.
Results of Operations
The following discussion involves our results of operations for the three months ending March 31, 2011 and March 31, 2010. On September 29, 2010, NexCore Group LP combined with CapTerra Financial Group, Inc. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cashflows and financial position presented in the consolidated Balance Sheet and Statement of Operations are those of NexCore.
Our revenues for the quarter ended March 31, 2011 were $859,619 compared to $611,656 for the quarter ended March 31, 2010. The increase in revenue is primarily due to our increased development and leasing activity during the quarter ended March 31, 2011. Development fees and leasing fees will tend to fluctuate from quarter to quarter with our development activity.
We had $142,912 of direct costs for the quarter ended March 31, 2011 and $89,683 for the quarter ended March 31, 2010. The increase in costs is directly related to the increase in development activity during the quarter ended March 31, 2011. On a quarterly basis, compensation related to the hours worked on revenue generating projects are recorded as direct costs.
Selling, general and administrative costs were $1,805,301 for the quarter ended March 31, 2011 compared to $1,097,457 for the quarter ended March 31, 2010. The increase was attributed to additional staffing associated with the merger and increased salary expense. While we continue to manage our expenses, selling, general and administrative expenses are projected to trend upward and downward in relation to our development and leasing activity in any given quarter.
We had a net loss of $1,088,114 for the quarter ended March 31, 2011 compared to a net loss of $574,911 for the quarter ended March 31, 2010. Of the net loss, $108,811 was attributable to a non-controlling interest, resulting in a net loss attributable to our common stockholders of $979,303. The increase in our net loss was due primarily to higher operating costs associated with our investment in the Company’s growth plan, partially offset by increased revenues.

Liquidity and Capital Resources
Cash and cash equivalents were $2,307,919 on March 31, 2011 compared to $1,642,851 on March 31, 2010. The increase was primarily the result of the business combination with CapTerra offset by the equity method of investment as described in Note 3, as well as cash used in operations of the Company. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit facility with BOCO.
Cash used in operating activities was $1,049,605 and $602,604 for the three months ended March 31, 2011 and 2010 respectively. The increase in cash used in operating activities was due to our increased development activity. In addition, the Company increased staffing after the business combination in 2010 which increased payroll salaries and benefits. Given the time involved in closing our development projects, our cash flow from operations will fluctuate with our development activity.
Cash used by investing activities was $156,127 for the three months ended March 31, 2011 and $5,382 for the three months ended March 31, 2010. This increase was due to the corporate office remodel costs and software and equipment upgrades. Given the time involved in closing our development projects, our cash flow from operations is expected to fluctuate with the level of our development activity.
The Company has a $2,000,000 line of credit with BOCO that is fully available to us with no current balance outstanding as of March 31, 2011. This facility matures on June 25, 2011.
On March 25, 2011, the Company transferred its interest in nine subsidiaries holding real estate assets with a carrying amount of approximately $7.2 million to CDA Fund, LLC, a subsidiary of BOCO Investments, LLC (an affiliate of CapTerra) in exchange for assuming our Subordinated Debt facilities from BOCO Investments, LLC and GDBA Investments LLC (also an affiliate of CapTerra) and our credit facility with First Citizens Bank. The transaction resulted in a loss of $13,461 on the financial statements. All debt that was assumed by CDA Fund, LLC is no longer an obligation of the Company.
Management continues to assess our capital resources in relation to our ability to fund operations and new investments on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk
A smaller reporting company is not required to provide the information in this Item.
ITEM 4—Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal controls over the financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
None
ITEM 1A—Risk Factors.
Risks Related to Our Operations and Properties
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse affect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.
We may not be profitable in the future.
Real estate development is cyclical in nature, so it is difficult for us to accurately forecast our quarterly and annual revenue. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall.
We will need additional capital in the future, but it may not be available to us on acceptable terms or at all.
In order to continue adding new real estate projects we will need additional debt and equity capital. To date, we have been successful in obtaining capital, but additional capital may not be available to us on acceptable terms or at all. We expect to rely principally upon our ability to access capital (debt and equity) through co-investment by third parties in Real Estate Partnerships, the success of which cannot be guaranteed.
We may not be able to manage our growth.
We hope to experience growth which, if achieved, may stretch our managerial, operational and financial systems. To accommodate our current size and manage growth, we intend to continue to improve our financial and operational systems.
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
A material aspect of our business is investment in Healthcare Real Estate which can be highly illiquid
Our activities are primarily focused in real estate investment. Our operations will depend, among other things, upon our ability to finance or monetize our projects with additional or new equity partnerships. In the interim, such projects can be expected to be highly illiquid.

We may not realize the benefits that we anticipate from focusing on Healthcare Real Estate
As part of our business strategy, we focus on Healthcare Real Estate that is strategically aligned with a healthcare delivery system. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, long-term tenants, or reduced tenant turnover rates as compared to Healthcare Real Estate with which we are not strategically aligned. Moreover, building a portfolio of Healthcare Real Estate that is strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our Healthcare Real Estate could dissolve, and we may not succeed in replacing them.
Our investments in development and re-development projects may not yield anticipated returns
A key component of our business plan is new-asset development and re-development opportunities. Our investment in these projects will be subject to the following risks:
•	we may be unable to obtain financing for these projects on reasonable terms or at all;

•	we may not complete development or re-development projects on schedule or within budgeted amounts due to a variety of factors, including materials and labor shortages and price increases;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations; and

•	we may be unable to achieve planned occupancy levels as quickly as expected or at all
We may not be successful in identifying and consummating suitable acquisitions or development opportunities in our existing or new geographic markets.
Our ability to expand through acquisitions and development opportunities is integral to our business strategy and requires that we identify suitable acquisition or development opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition or development on favorable terms or at all, and our misjudgment of the value of the opportunities.
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
If we acquire or develop Healthcare Real Estate, we will be required to operate and integrate them into our existing operations. While we believe that our infrastructure is scalable, our systems and processes may not be able to efficiently handle the anticipated growth in our operations. We may not have the requisite resources and personnel necessary to successfully operate and integrate acquired or newly developed Healthcare Real Estate into our existing portfolio in the future, and we may need to incur substantial unanticipated costs to meet our operating needs.

In addition, any Healthcare Real Estate that we acquire or develop in the future may be less compatible with our growth strategy than we originally anticipated, may cause disruptions in our operations or may divert management’s attention away from daily operations.
We are exposed to risks associated with Real Estate Partnerships.
We have entered into Real Estate Partnerships and will likely do so in the future. We anticipate that we will co-invest with third parties through Real Estate Partnership with the third parties acquiring non-controlling interests in or sharing responsibility for the management of such entities. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the Real Estate Partnership. Consequently, our Real Estate Partnership investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals that are or become inconsistent with our business interests or goals, and we and our partner may not agree on all proposed actions to certain aspects of the Real Estate Partnership. Our partners might fail to fund their share of required capital contributions which may delay construction or development of a Healthcare Real Estate project or increase our financial commitment to the Real Estate Partnership. In addition, relationships with venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets to continue ownership.
We may develop and acquire Healthcare Real Estate subject to ground or air space leases that will expose us to the loss of such buildings upon a breach or termination of the ground or air space leases.
We intend to develop and acquire Healthcare Real Estate through leasehold interests in the land or air space underlying the buildings or the air space above the buildings. Our ground or air space leases do and will in the future contain restrictions on use and transfer, such as limiting the subletting of the Healthcare Real Estate only to practicing physicians or physicians in good standing with an affiliated hospital. The use and transfer restrictions in our ground and air space leases may limit our ability to sell our buildings which, in turn, could harm the price realized from any such sale. Additionally, our ground and air space leases generally grant the lessor rights of purchase and rights of first offer and refusal in the event that we elect to sell the Healthcare Real Estate associated with the ground lease. As lessee under a ground or air space lease, we are also exposed to the possibility of losing the medical office building upon termination, or an earlier breach by us, of the lease, which may harm our business, financial condition and results of operations and the trading price of our common stock.
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
A voting trust controlled by Messrs Venn and Kloepfer owns 19,150,669 shares out of 49,455,841 shares issued and outstanding, or approximately a 38.7% interest. While this does not represent majority control, the number of shares subject to the voting trust gives the voting trust the ability to significantly influence any matters to be decided by the stockholders. As a result, if they choose to vote, the voting trust would be able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter which is opposed by the voting trust would be able to obtain the number of votes necessary to overrule the vote of the voting trust. Further, the control by the voting trust means that it may make decisions for us with which you may disagree or that you may feel is not in our best interests. This arrangement could particularly create a conflict of interest with respect to our operations if the voting trust were to vote its shares in its own best interests and not in the interests of all stockholders.

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
These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues.
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
Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, PPACA clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our Healthcare Real Estate, which may seriously harm our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our Healthcare Real Estate. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.
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
We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common stock. We could also be subject to costly government investigations or other enforcement actions which could seriously harm our business, financial condition and results of operations and the trading price of our common stock.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—(Removed and Reserved)
ITEM 5—Other Information.
Not applicable.
ITEM 6—Exhibits
The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number		Description

3.1		Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2		Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

10.1		Amended and Restated 2008 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2011.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 16, 2011

NexCore Healthcare Capital Corp
By:	/s/ Robert Gross
Robert Gross
Chief Financial Officer (duly authorized officer and principal financial officer)