Form 10-K/A
period 2010-12-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2011-08-12
CIK 1233275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2010
Commission File No. 0-50764
NexCore Healthcare Capital Corp
(Exact Name of Issuer as specified in its charter)

Delaware	20-0003432

(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1621 18th Street, Suite 250
Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 244-0700
(Registrant’s telephone number, including area code)
CapTerra Financial Group, Inc.
(Former name, former address, and former fiscal year, if changed since last report)
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

EXPLANATORY NOTE

NexCore Healthcare Capital Corp, a Delaware corporation (the “Company”), filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) on April 15, 2011. This Amendment No. 1 to the Form 10-K on Form 10-K/A (the “Form 10-K/A”) is being filed to correct an error in and restate the Company’s Consolidated Financial Statements. For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K, which was prepared and relates to the Company as of December 31, 2010. However, this Form 10-K/A only amends and restates the items described below to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to reflect information as of the original filing date of the Form 10-K, and does not reflect events occurring after such filing date and does not modify or update any disclosures that may have been affected by subsequent events. Forward-looking statements made in the Form 10-K have not been revised to reflect events, results or other developments that have become known to us after the date of the original filing (other than the current restatement described below), and such forward-looking statements should be read in their historical context and in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of our Form 10-K. Unless otherwise stated, the information in this Form 10-K/A not affected by the current restatement is unchanged and reflects the disclosures made at the time of the original filing. Our independent auditors revised the date of their report to reflect the appropriate date of audit procedures performed on the restated financial statements.
Correction of Prior Year Misstatement
During the quarter ended June 30, 2011, the Company transitioned to a new financial reporting team. During the transition process and preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2011, we determined that a clerical error had been made in the preparation of our Consolidated Balance Sheet as of December 31, 2010, and in our Consolidated Statement of Operations and our Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2010, which error related to the allocation of operating results to noncontrolling interests as discussed below.
Regarding the Consolidated Balance Sheet, the error resulted in an overstatement of “Accumulated deficit” at December 31, 2010 of approximately $122,000, and a corresponding overstatement of the balance of “Noncontrolling interests”. Regarding the Consolidated Statement of Operations for the year ended December 31, 2010, “Net income attributable to noncontrolling interests” was overstated by approximately $122,000 and “Net income attributable to common stockholders” was understated by the same amount. Regarding the Consolidated Statement of Changes in Stockholders’ Equity, the error resulted in corresponding misstatements of the balances of “Accumulated Deficit” and “Noncontrolling interests”. The following is a summary of the primary corrections:

Consolidated Balance Sheet
As of
Stockholders Equity	December 31, 2010

Additional paid-in-capital, as previously reported	$11,033,914
Allocation of additional loss to noncontrolling interests	743

Additional paid-in-capital, as corrected	$11,034,657

Accumulated deficit, as previously reported	$(3,525,064)
Allocation of additional loss to noncontrolling interests	121,795

Accumulated deficit, as corrected	$(3,403,269)

Noncontrolling interests, as previously reported	$417,131
Allocation of additional loss to noncontrolling interests	(122,538)

Noncontrolling interests, as corrected	$294,593

For the Year Ended
Consolidated Statement of Operations	December 31, 2010

Net income attributable to noncontrolling interests, as previously reported	$5,225
Allocation of additional loss to noncontrolling interests	(121,795)

Net loss attributable to noncontrolling interests, as corrected	$(116,570)

Net income attributable to common stockholders, as previously reported	$47,018
Allocation of additional loss to noncontrolling interests	121,795

Net income attributable to common stockholders, as corrected	$168,813

Income per common share, basic and diluted, as previously reported	$0.00
Allocation of additional loss to noncontrolling interests	0.01

Income per common share, basic and diluted, as corrected	$0.01

Except for the inclusion of the information described above, this Form 10-K/A does not reflect events occurring subsequent to the filing of our Form 10-K on April 15, 2011 or modify or update other information or exhibits to our Form 10-K other than Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith. The filing of this Form 10-K/A shall not be deemed to be an admission that the Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
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
Ehrhardt Keefe Steiner & Hottman PC
April 15, 2011, except for Note 15, as to which the date is August 11, 2011
Denver, Colorado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Nexcore Healthcare Capital Corp.
Consolidated Balance Sheets
For the years ended December 31, 2010 and 2009

	December 31,
	2010	2009
	(as restated)

Assets
Assets:
Cash and equivalents	$3,513,651	$2,250,837
Restricted cash	1,006,342	—
Accounts receivable	284,883	204,368
Accounts receivable related parties	301,662	61,316
Revenue in excess of billings	335,460	—
Pre-development costs	246,527	457,945
Equity method investment	2,551,343	—
Real estate held for sale	7,191,821
Property and equipment, net of accumulated depreciation	120,561	72,484
Prepaids and deposits	47,948	39,263

Total assets	$15,600,198	$3,086,213

Liabilities and Shareholders’ Equity Liabilities:
Accounts payable	$142,522	$102,746
Accrued liabilities	229,709	109,691
Senior subordinated notes, related parties	3,336,661	—
Notes payable	3,915,869	—

Total liabilities	7,624,761	212,437

Commitments and contingencies

Shareholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized,
49,455,841 issued and outstanding December 31, 2010	49,456	25,000
25,000,000 issued and outstanding December 31, 2009
Additional paid-in-capital	11,034,657	6,420,858
Accumulated deficit	(3,403,269)	(3,572,082)
Non-controlling interest	294,593	—

Total shareholders’ equity	7,975,437	2,873,776

Total liabilities and shareholders’ equity	$15,600,198	$3,086,213

See accompanying notes to consolidated financial statements

Nexcore Healthcare Capital Corp.
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	For the years ended
	December 31,
	2010	2009

Revenue	$1,660,546	$1,713,614
Revenue, related parties	4,822,199	3,019,861
Other	24,426	—

Total revenue	6,507,171	4,733,475

Operating expenses:
Direct costs of revenue	193,397	213,881
Direct costs of revenue, related parties	627,419	141,712
Selling, general and administrative	5,636,004	4,165,692

Total operating expenses	6,456,820	4,521,285

Income from operations	50,351	212,190

Non-operating income
Interest income	1,892	4,620

Income before income taxes	52,243	216,810
Income tax provision	—	—

Net Income	52,243	216,810
Net loss attributable to non-controlling interest	116,570	—

Net income attributable to common shareholders	$168,813	$216,810

Basic income per common share	$0.01	$0.01

Diluted income per common share	$0.01	$0.01

Basic weighted average common shares outstanding	31,169,768	25,000,000

Diluted weighted average common shares outstanding	31,749,805	25,000,000

See accompanying notes to consolidated financial statements

Nexcore Healthcare Capital Corp.
Consolidated Statement of Changes in Shareholders’ Equity
For the years ended December 31, 2009 and 2010

	Non					Total
	Controlling	Common Stock		Additional	Retained	Shareholder
	Interest	Shares	Par	Paid-in	Earnings	Equity
Balance at December 31, 2008	$—	25,000,000	$25,000	$6,420,858	$(3,788,892)	$2,656,966

Net income, for the year ending December 31, 2009	—	—	—	—	216,810	216,810

Balance at December 31, 2009	$—	25,000,000	$25,000	$6,420,858	$(3,572,082)	$2,873,776

Consideration issued in reverse acquisition	—	22,697,921	22,698	5,004,735	—	5,027,433

Non controlling Interest resulting from reverse acquisition	411,163	—	—	(411,163)	—	—

Stock option expense	—	—	—	2,402	—	2,402

Restricted stock compensation expense	—	112,920	113	17,825	—	17,938

Stock Warrants exercised	—	1,645,000	1,645	—	—	1,645

Net income (loss), for the year ending December 31, 2010	(116,570)	—	—	—	168,813	52,243

Balance at December 31, 2010 (as restated)	$294,593	49,455,841	$49,456	$11,034,657	$(3,403,269)	$7,975,437

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
Non controlling Interest
Non controlling interest is a portion of the equity in a subsidiary that is not attributable to the parent. In accordance with ASC 810, non controlling interests are reported on the consolidated Balance Sheet in the equity section and on the consolidated Statement of Operations separate from the consolidated entities net income or loss. NexCore Healthcare Capital Corp. currently has a 90% ownership interest in NexCore Group, LP and NexCore Partners, Inc. owns the remaining 10%, which is currently being treated as non controlling interest on our financial statements. The Company allocates 10% of net income or loss to the non-controlling interest. As of December 31, 2010 the accumulative balance is $294,593 and $-0- for 2009.
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
(15) Correction of Misstatement
During the quarter ended June 30, 2011, the Company transitioned to a new financial reporting team. During this process, we determined that a clerical error had been made in the preparation of our Consolidated Balance Sheet as of December 31, 2010, and Consolidated Statement of Operations for the year ended December 31, 2010 related to the allocation of operating results to noncontrolling interests as discussed below.
Regarding the Consolidated Balance Sheet, the error resulted in overstatement of “Accumulated deficit” at December 31, 2010 of approximately $122,000, and a corresponding overstatement of the balance of “Noncontrolling interests”. Regarding the Consolidated Statement of Operations for the year ended December 31, 2010, “Net income attributable to noncontrolling interests” was overstated by approximately $122,000 and “Net income attributable to common stockholders” was understated by the same amount. Following is a summary of the corrections.

Consolidated Balance Sheet
As of
Stockholders Equity	December 31, 2010

Additional paid-in-capital, as previously reported	$11,033,914
Allocation of additional loss to noncontrolling interests	743

Additional paid-in-capital, as corrected	$11,034,657

Accumulated deficit, as previously reported	$(3,525,064)
Allocation of additional loss to noncontrolling interests	121,795

Accumulated deficit, as corrected	$(3,403,269)

Noncontrolling interests, as previously reported	$417,131
Allocation of additional loss to noncontrolling interests	(122,538)

Noncontrolling interests, as corrected	$294,593

For the Year Ended
Consolidated Statement of Operations	December 31, 2010

Net income attributable to noncontrolling interests, as previously reported	$5,225
Allocation of additional loss to noncontrolling interests	(121,795)

Net loss attributable to noncontrolling interests, as corrected	$(116,570)

Net income attributable to common stockholders, as previously reported	$47,018
Allocation of additional loss to noncontrolling interests	121,795

Net income attributable to common stockholders, as corrected	$168,813

Income per common share, basic and diluted, as previously reported	$0.00
Allocation of additional loss to noncontrolling interests	0.01

Income per common share, basic and diluted, as corrected	$0.01

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

NexCore Healthcare Capital Corp.
Dated: August 12, 2011	By:	/s/ Gregory C. Venn
Gregory C. Venn
President and Chief Executive Officer

Dated: August 12, 2011	By:	/s/ Robert D. Gross
Robert D. Gross
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 12, 2011	By:	/s/ Gregory C. Venn
Gregory C. Venn
Director

Dated: August 12, 2011	By:	/s/ Peter Kloepfer
Peter Kloepfer
Director

Dated: August 12, 2011	By:	/s/ Brian Klemsz
Brian Klemsz
Director

Dated: August 12, 2011	By:	/s/ Richard Bloom
Richard Bloom
Director

Dated: August 12, 2011	By:	/s/ Loren Snyder
Loren Snyder
Director