Form 10-Q/A
period 2011-03-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2011-08-12
CIK 1233275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q
for the quarter ended March 31, 2011

EXPLANATORY NOTE

NexCore Healthcare Capital Corp, a Delaware corporation (the “Company”), filed its quarterly report on Form 10-Q for the three months ended March 31, 2011 (the “Form 10-Q”) on May 16, 2011. This Amendment No. 1 to the Form 10-Q is being filed to correct the Company’s Consolidated Financial Statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q, which was prepared and relates to the Company as of March 31, 2011. However, this Form 10-Q/A only amends and restates the items described below to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2011 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to reflect information as of the original filing date of the March 31, 2011 Form 10-Q, and does not reflect events occurring after the related filing date and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the March 31, 2011 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described below), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

Consolidated Balance Sheet	As of
Stockholders Equity	December 31, 2010

Additional paid-in-capital, as previously reported	$11,033,914
Allocation of additional loss to noncontrolling interests	743

Additional paid-in-capital, as corrected	$11,034,657

Accumulated deficit, as previously reported	$(3,525,064)
Allocation of additional loss to noncontrolling interests	121,795

Accumulated deficit, as corrected	$(3,403,269)

Noncontrolling interests, as previously reported	$417,131
Allocation of additional loss to noncontrolling interests	(122,538)

Noncontrolling interests, as corrected	$294,593

PART I. FINANCIAL INFORMATION
References in this document to “us,” “we,” or “Company” refer to NexCore Healthcare Capital Corp and its subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS
NexCore Healthcare Capital Corp
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited, as restated)
Assets
Assets:
Cash and equivalents	$2,307,919	$3,513,651
Restricted cash	1,001,087	1,006,342
Accounts receivable	219,338	284,883
Accounts receivable related parties	318,445	301,662
Revenue in excess of billings	263,066	335,460
Pre-development costs	448,249	246,527
Equity method investment	2,551,343	2,551,343
Real estate held for sale	—	7,191,821
Property and equipment, net of accumulated depreciation	229,272	120,561
Prepaids and deposits	64,309	47,948

Total assets	$7,403,028	$15,600,198

Liabilities and Shareholders’ Equity
Accounts payable	$255,200	$142,522
Accrued liabilities	184,633	229,709
Senior subordinated notes, related parties	—	3,336,661
Deferred rent	69,952	—
Notes payable	—	3,915,869

Total liabilities	509,785	7,624,761

Commitments and contingencies

Shareholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 49,455,841 issued and outstanding March 31, 2011 and December 31, 2010	49,456	49,456
Additional paid-in-capital	11,054,039	11,034,657
Accumulated deficit	(4,396,034)	(3,403,269)

Total equity	6,707,461	7,680,844
Non-controlling interest	185,782	294,593

Total shareholders’ equity	6,893,243	7,975,437

Total liabilities and shareholders’ equity	$7,403,028	$15,600,198

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
These forward-looking statements are subject to certain risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, as more fully discussed under the heading “Risk Factors” contained in our Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2010, as well as other risks and uncertainties that are not presently anticipated. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2010. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
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
The following is a list of exhibits filed as part of this Report on Form 10-Q/A.

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
August 12, 2011

NexCore Healthcare Capital Corp
By:	/s/ Robert Gross
Robert Gross
Chief Financial Officer (duly authorized officer and principal financial officer)