Form 10-Q
period 2011-06-30
NEXCORE HEALTHCARE CAPITAL CORP
filed 2011-08-12
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class)	49,455,841 (Outstanding on August 5, 2011)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)	(as restated)
ASSETS
Cash and cash equivalents	$2,112,802	$3,513,651
Restricted cash	—	1,006,342
Accounts receivable, net	426,548	284,883
Accounts receivable, related parties	268,929	301,662
Prepaid expenses and deposits	120,195	47,948
Revenue in excess of billings	147,416	335,460
Pre-development costs	487,972	246,527
Investment in unconsolidated affiliate	3,305,867	2,551,343
Property and equipment, net of accumulated depreciation of 369,847 and 328,796, respectively	553,739	120,561
Real estate held for sale	—	7,191,821

Total assets	$7,423,468	$15,600,198

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$72,286	$142,522
Accrued liabilities	174,554	229,709
Senior subordinated notes, related parties	—	3,336,661
Deferred rent	343,916	—
Notes payable	—	3,915,869

Total liabilities	590,756	7,624,761

Commitments and contingencies

Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,455,841 issued and outstanding as of June 30, 2011 and December 31, 2010	49,456	49,456
Additional paid-in capital	11,077,930	11,034,657
Accumulated deficit	(4,477,529)	(3,403,269)

Total stockholders’ equity	6,649,857	7,680,844
Noncontrolling interests	182,855	294,593

Total equity	6,832,712	7,975,437

Total liabilities and equity	$7,423,468	$15,600,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Revenue	$643,879	$392,829	$1,075,522	$750,600
Revenue, related parties	1,204,511	347,743	1,632,487	601,628

Total revenue	1,848,390	740,572	2,708,009	1,352,228

OPERATING EXPENSES:
Direct costs of revenue	52,682	35,399	108,847	63,263
Direct costs of revenue, related parties	151,488	47,780	238,235	109,599
Depreciation, amortization and write-off of assets	25,002	12,694	41,452	25,977
Selling, general and administrative	1,703,806	1,370,660	3,493,807	2,454,834

Total operating expenses	1,932,978	1,466,533	3,882,341	2,653,673

Loss from operations	(84,588)	(725,961)	(1,174,332)	(1,301,445)

OTHER INCOME:
Interest income	165	504	645	1,077
Gain on sale of property and equipment	—	—	1,150	—
Loss on disposal of real estate assets	—	—	(13,461)	—

Loss before income taxes	(84,423)	(725,457)	(1,185,998)	(1,300,368)
Income tax provision	—	—	—	—

Consolidated net loss	(84,423)	(725,457)	(1,185,998)	(1,300,368)
Net loss attributable to noncontrolling interests	6,009	—	111,738	—

Net loss attributable to common stockholders	$(78,414)	$(725,457)	$(1,074,260)	$(1,300,368)

EARNINGS PER COMMON SHARE – BASIC AND DILUTED
Loss per common share	$(0.00)	$(0.03)	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	49,455,841	25,000,000	49,455,841	25,000,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss	$(1,185,998)	$(1,300,368)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation, amortization and write-off of assets	41,452	25,977
Loss on disposal of real estate assets (1)	13,461	—
Gain on disposal of property and equipment	(1,150)	—
Stock compensation expense and other	44,902	—
Changes in operating assets and liabilities:
Accounts receivable (1)	(214,269)	(119,451)
Revenue in excess of billings	188,044	—
Prepaid expenses and deposits	(22,247)	10,599
Pre-development costs	(241,445)	(226,291)
Accounts payable and accrued liabilities (1)	(101,361)	159,902
Deferred rent	343,916	—

Net cash used in operating activities	(1,134,695)	(1,449,632)

INVESTING ACTIVITIES:
Capital expenditures	(483,205)	(8,152)
Proceeds from disposal of real estate assets (1)	13,483	—
Proceeds from disposal of property and equipment	1,750	—
Investments in unconsolidated joint ventures	(754,524)	—
Increase in deposits	(50,000)	—
Change in restricted cash	1,006,342	—

Net cash used in investing activities	(266,154)	(8,152)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	500,000

Net cash provided by financing activities	—	500,000

Net decrease in cash and cash equivalents	(1,400,849)	(957,784)
Cash and cash equivalents, beginning of period	3,513,651	2,250,837

Cash and cash equivalents, end of period	$2,112,802	$1,293,053

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

(1)

As contemplated by the Acquisition (as defined in Note 1 below), the Company transferred its interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 2 below, to CDA Fund, LLC (“CDA”), a subsidiary of BOCO Investments, LLC (“BOCO”). In exchange, CDA assumed the Company’s related party senior notes with BOCO and GDBA Investments LLC. (“GDBA”), as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank”). In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the six months ended June 30, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of the Company as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 5.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

NexCore Healthcare Capital Corp, formerly CapTerra Financial Group, Inc. (“CapTerra”), is a full service healthcare real estate development company. We deliver comprehensive healthcare real estate solutions for hospitals, healthcare systems, and physician partners across the United States and have become one of the nation’s most active and respected healthcare developers. As used herein, “the Company,” “we,” “our” and “us” refer to Nexcore Healthcare Capital Corp and its consolidated subsidiaries and partnerships except where the context otherwise requires.

CapTerra completed a business combination with NexCore Group LP on September 29, 2010 which was accounted for as a reverse acquisition (the “Acquisition”). All significant intercompany accounts and transactions have been eliminated in consolidation. Prior share amounts for NexCore Group LP have been retroactively adjusted by the share exchange ratio in connection with the business combination. Thus, the historical operating results, cash flows and financial position presented in the Consolidated Financial Statements are those of NexCore Group LP.

On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware (the “Reincorporation”). The Reincorporation did not affect any of the Company’s contracts with third parties, result in any change in headquarters, business, jobs, or management, result in any change in the location of any of the Company’s offices or facilities, or affect the assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company.

Significant Accounting Policies

Interim Financial Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2010 and related notes thereto as filed on Form 10-K/A on August 12, 2011.

Principles of Consolidation

The Company consolidates entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company provides for noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All significant intercompany accounts and transactions have been eliminated in consolidation.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the ability to control those activities that most significantly impact the entity’s economic performance and has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company continually evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. We had no restricted cash as of June 30, 2011 and $1,006,342 as of December 31, 2010 related to certain minimum balances the Company was required to maintain until the nine non-medical properties were transferred. See Note 2.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company estimates its allowance for doubtful accounts based on specific customer balance collection issues identified. For the three and six months ended June 30, 2011, the Company recorded bad debt expense of $0 and $1,629, respectively. For the three and six months ended June 30, 2010, no bad debt expense was recorded. As of June 30, 2011, the allowance for doubtful accounts was $1,629. No such allowance was recorded as of December 31, 2010.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification (“ASC”), the Company has capitalized certain third-party costs related to prospective development projects. Such costs remain capitalized until we determine if the project is likely to proceed. These costs include, but are not limited to, legal fees, marketing, travel, architectural and engineering, due diligence and other direct costs. If we determine we are going to proceed with the project, the associated pre-development costs are submitted for reimbursement from the owner of the project. If it is deemed probable by management that a prospective project will not materialize, any related capitalized costs are expensed and recorded as “Selling, general and administrative” expenses on the Consolidated Statement of Operations. The Company does not capitalize any internal costs as pre-development costs.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively. As of June 30, 2011 and December 31, 2010, the Company recorded an asset of $147,416 and $335,460, respectively, for revenue recognized in excess of billings which represents the difference between actual billable revenue and the revenue recognized using the percentage-of-completion method.

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

Certain contractual arrangements for services provide for the delivery of multiple services. The Company evaluates revenue recognition for each service to be rendered under these arrangements using criteria set forth in the ASC topic regarding multiple-element arrangements. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.

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

All of our service contracts are accounted for on a net basis. See Note 8 for a detail of revenue recognized by activity for the three and six months ended June 30, 2011 and 2010.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and generally includes every entity in which the Company has the ability to exert significant influence over, but does not control, such entity.

Guarantees

A guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management continually evaluates guarantees made to determine if the guarantee meets the criteria required to record a liability. As of June 30, 2011, our guarantees, referred to in Note 5, met the criteria to be recorded as a liability; however, the amount was de minimus and no value was recorded.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments are considered to be representative of their fair value due to the short maturity of these instruments.

GAAP clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. GAAP also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. There was no dilutive effect of the outstanding awards for the three and six months ended June 30, 2011 and 2010, respectively, as the Company reported losses.

Because the business combination on September 29, 2010 was accounted for as a reverse acquisition, the number of common shares outstanding from the beginning of the applicable period to the acquisition date were computed on the basis of the weighted average number of partnership units of NexCore Group LP outstanding during the period multiplied by the exchange ratio established in the acquisition agreement, which was 5,880 shares for each partnership unit (the “Exchange Ratio”). The weighted average number of shares used in the earnings per share calculations was based on historical weighted average number of partnership units outstanding multiplied by the Exchange Ratio. The number of common shares outstanding from the acquisition date to the end of the applicable period is the actual number of common shares of the Company outstanding during that period.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. At June 30, 2011 and December 31, 2010, the Company owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners, Inc. owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets.

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

Correction of Prior Year Misstatement

Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material.

During the second quarter ended June 30, 2011, the Company transitioned to a new financial reporting team. During this process, we determined that a clerical error had been made in the preparation of our Consolidated Balance Sheet as of December 31, 2010, and Consolidated Statement of Operations for the year ended December 31, 2010 related to the allocation of operating results to noncontrolling interests as discussed below.

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

As of December 31, 2010
Stockholders Equity
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

Recently Adopted Accounting Pronouncements

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and 2 fair value measurements and enhanced detail in the Level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s Consolidated Financial Statements.

There were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 2 – Real Estate Held for Sale

As of December 31, 2010, the Company had nine non-medical properties classified as real estate held for sale totaling $7,191,821, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were vacant land parcels. These non-medical properties were all related to the legacy CapTerra business. As part of the Acquisition, the Company agreed to dispose of all non-medical real estate assets to continue to focus on healthcare real estate.

On March 25, 2011, the Company transferred its interests in the nine subsidiaries holding these real estate assets to CDA, a subsidiary of BOCO, in exchange for assuming the Company’s related party senior notes with BOCO and GDBA and the credit facility with First Citizens Bank. The transaction resulted in a loss of $13,461. All debt assumed by CDA was no longer an obligation of the Company as of March 25, 2011. CDA will also assume any and all other future contingencies related to this transaction.

Note 3 – Investment in Unconsolidated Affiliate

During September 2010, the Company entered into a joint venture agreement with an institutional equity partner to develop various healthcare related real estate projects. The Company owns a 15% interest in the limited liability company through which the joint venture is being conducted (“Venture I”), which was determined to be a VIE. The Company is the managing member in Venture I, but its rights as managing member are subject to the rights of the institutional partner. We determined that we were not the primary beneficiary and therefore, we account for this investment under the equity method.

Currently, Venture I has two projects under development and our investment balance of $3.3 million represents cash we contributed to Venture I to fund our portion of these development projects. No earnings or losses from Venture I were recognized for the three and six months ended June 30, 2011 in the Company’s Consolidated Statement of Operations as the amounts were de minimus. As of June 30, 2011, Venture I had net assets of approximately $17 million. In connection with these projects, we entered into agreements with the lender for the projects to guarantee completion of the buildings. Additionally, a related-party company signed limited payment guarantee agreements with the lender detailed in Note 5.

Note 4 – Accrued Liabilities

	June 30, 2011	December 31, 2010
Accrued Liabilities:
Accrued vacation	$98,952	$161,847
Other	75,602	67,862

Total accrued liabilities	$174,554	$229,709

Note 5 – Related Parties

GDBA Investments, LLC

GDBA, a private investment company, provided financing to our predecessor company, CapTerra. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with GDBA was outstanding. On September 30, 2010, one of our wholly-owned subsidiaries signed a promissory note with Safe Harbor I, LLC, an entity controlled by GDBA and BOCO, in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank described in Note 6. On December 12, 2010, the note was amended and assigned to GDBA. Additionally, on December 1, 2010, we signed promissory notes totaling $425,000 between GDBA and our consolidated affiliates that was used to pay outstanding debt to vendors. All the notes carried a 0.46% annual interest rate. The outstanding balances of these notes are detailed in the table below.

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with BOCO was outstanding with an annual interest rate of 0.46%.

Additionally, NexCore Group LP has a revolving line of credit with BOCO. The line of credit in the amount of up to $2,000,000 bears an annual interest rate of 8% and is secured by substantially all of our assets. During the three months ended June 30, 2011, the line of credit was extended until July 2012. There was no outstanding balance on this line of credit as of June 30, 2011 or December 31, 2010, respectively.

	GDBA	BOCO	Total
Related party debt as of December 31, 2010:
Subordinated notes	$505,854	$2,580,041	$3,085,895
Promissory notes	247,018	—	247,018
Line of credit	—	—	—
Accrued interest	593	3,155	3,748

Total related party debt	$753,465	$2,583,196	$3,336,661

Related party debt as of June 30, 2011	$—	$—	$—

Transfer of Assets

As discussed in Note 2, on March 25, 2011, the Company transferred its interests in nine subsidiaries holding real estate assets to CDA, a subsidiary of BOCO, in exchange for CDA assuming our related party debt with BOCO and GDBA, and the credit facility with First Citizens Bank. The related party debt that was assumed by CDA was no longer an obligation of the Company as of March 25, 2011.

Guarantees

The Company executed project completion guaranties with U.S. Bancorp (“US Bank”) in connection with construction loans for the development projects that Venture I commenced in September 2010 and June 2011. The guaranty agreements unconditionally guarantee US Bank that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of June 30, 2011, the Company believes any amounts associated with these guarantees will be de minimus and therefore has not recorded a corresponding liability. Additionally, a related party executed limited payment guaranties with US Bank related to those construction loans and the completion guarantees, for which they will receive fees upon completion of the projects. These limited payment guaranties are indemnified by a subsidiary of Venture I and the Company.

Revenue

The main sources of income of the Company are fees and commissions related to property development, property management and leasing. Revenue associated with transactions with properties where certain officers of the Company have, or the Company itself has, an ownership interest in, or can significantly influence decision-making on behalf of the property, is classified as “Revenue, related party” in the Consolidated Statements of Operations. Accordingly, we recorded $1,204,511 and $1,632,487 of related party revenue for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, we recorded $347,743 and $601,628 of related party revenue, respectively.

Note 6 – Debt

Citizens Bank Senior Credit Facility

As of December 31, 2010, the Company had one outstanding note originally issued under a former real estate credit facility with Citizens Bank with a principal balance of $3,615,869. As previously discussed, on March 25, 2011, CDA assumed this obligation in exchange for our interests in nine subsidiaries holding real estate assets. Under the terms of the transfer, the Company was no longer responsible for amounts due under the credit facility as of March 25, 2011.

Cypress Sound, LLC

As of December 31, 2010, Cypress Sound, LLC (“Cypress”), a subsidiary of the Company, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guarantee by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.

BOCO Line of Credit

During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. We currently have no borrowings against this facility.

Note 7 – Stockholders’ Equity

Stock Options

On February 1, 2011, the Company granted a total of 250,000 options to purchase common stock to one of our employees, which have a seven year term and will vest over four years. The options have an exercise price of $1.05 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 2.79%, expected term of six years, no dividends, forfeiture rate of 0.0%, and a volatility input of 54.74%, the estimated fair value of each option was $0.54 per share, future expense to be recognized over the vesting period is expected to be $135,513.

The total option expense recorded for the three and six months ended June 30, 2011 were $23,890 and 43,273, respectively. No such expense was recorded for the three and six months ended June 30, 2010. Total unrecognized compensation expense is $270,679 as of June 30, 2011.

Note 8 – Revenue

Revenue line items are broken out on the Consolidated Statements of Operations as related party and non-related party. Revenue is made up of the following major categories:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Development and construction management fees	$866,065	$105,653	$1,129,673	$196,235
Leasing commissions and fees	300,899	204,991	490,667	274,536
Property management fees	388,238	421,408	743,692	851,031
Other	293,188	8,520	343,977	30,426

Total revenue	$1,848,390	$740,572	$2,708,009	$1,352,228

Note 9 – Commitments and Contingencies

Guarantees

The Company executed project completion guaranties with US Bank in connection with construction loans for the development projects that commenced in September 2010 and June 2011. The guaranty agreements unconditionally guarantee US Bank that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of June 30, 2011, the Company believes any amounts associated with these guarantees will be de minimus and therefore has not recorded a corresponding liability.

Leases

The Company leases its primary office space. The lease requires monthly base rent payments of approximately $20,115 for the first year and then incremental increases each year thereafter. The current lease started January 1, 2011 and expires December 31, 2017. In addition, the Company pays certain facility operating costs as a portion of rent expense.

During the first quarter of 2011, the Company commenced improvements to the Denver office and completed these improvements during the second quarter. The landlord provided a $245,000 allowance for tenant improvements and a rent abatement of $186,600 that is recognized on a straight-line basis over the life of the lease.

In accordance with GAAP, the Company recognized all reductions outlined in the office lease on a straight-line basis over the term of the lease. For the three months and six months ended June 30, 2011, the straight-line amount recorded as an expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $54,846 and $115,198, respectively. For the three months and six months ended June 30, 2010, the straight-line amount recorded as an expense on the Consolidated Statements of Operations was $49,152 and $109,229, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent” in the Consolidated Balance Sheets. As of June 30, 2011, that amount was $343,916. There was no such deferred rent balance at December 31, 2010. The Company also contracts with third parties to provide additional office space in two locations. These contracts require monthly payments totaling approximately $3,069 and have terms of less than six months ending during the remainder of 2011.

Future minimum lease payments under these operating leases approximate the following:

Year:	Amount
Remainder 2011	$134,858
2012	158,915
2013	253,449
2014	271,553
2015	277,587
Remaining	591,381

Total	$1,687,743

Contingent Consideration Related to the Acquisition

We are required to issue an additional 8,000,000 shares of common stock if we do not have a specified amount of net operating loss carry forwards (“NOLs”) for State and Federal income tax purposes for use during the period from the closing of the Acquisition, September 29, 2010, to January 1, 2014. These shares are referred to as the “NOL Shares.” If issued, the NOL Shares will be issued to each former partner of NexCore Group LP in proportion to the amount of shares such partner received in the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of June 30, 2011, the Company deems the issuance of the NOL Shares to be not probable. As such, we have not recorded any contingent consideration for possible issuance of the NOL Shares as of June 30, 2011.

Note 10 – Concentrations

The Company’s leasing and property management revenue for the six months ended June 30, 2011 and June 30, 2010, respectively, is primarily generated through transactions with two institutional partners who own, directly or through affiliates, all but three of our managed healthcare properties. Additionally, the two projects currently under development with one of these institutional partners accounted for $0.9 million, or 35%, of the Company’s total revenue for the six months ended June 30, 2011.

Note 11 – Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events”).

On July 6, 2011, we entered into an employment agreement with Robert Lawless to serve as our Chief Financial Officer beginning August 15, 2011. Robert D. Gross will no longer serve as our Chief Financial Officer but will continue to serve as our Chief Operating Officer after August 15, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, including NexCore Group LP, a Delaware limited partnership, except where the context otherwise requires.

This Quarterly Report on Form10-Q contains forward-looking statements within the meaning of the federal securities laws. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-Q and those discussed from time to time in our other Securities and Exchange Commission reports (including our Annual Report on Form 10-K for the year ended December 31, 2010 and our other Quarterly Reports on Form 10-Q, each as amended from time to time) as well as other risks and uncertainties that are not presently anticipated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosures included in our Annual Report on Form 10-K/A for the Company’s fiscal year ended December 31, 2010. Except as may be required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

On September 29, 2010, CapTerra Financial Group, Inc., or CapTerra, completed a business combination with NexCore Group LP. In connection with this business combination, referred to as the Acquisition, CapTerra’s former operations were discontinued and the Company continued NexCore Group LP’s existing business as a national leader in the field of healthcare real estate development and management. NexCore Group LP was originally created in 2004 to solve real estate issues for hospitals and healthcare systems through a national platform for the development, ownership and management of related real estate. CapTerra changed its name to NexCore Healthcare Capital Corp.

On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware, in a transaction we refer to as the Reincorporation. The Reincorporation did not affect any of our contracts with third parties, result in any change in headquarters, business, jobs, or management, result in any change in the location of any of our offices or facilities, or affect our assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation).

We provide real estate solutions for healthcare providers through a national platform for the development, ownership and management of healthcare real estate including on-campus and off-campus, multi-suite healthcare real estate and medical services buildings; free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care center (including musculoskeletal centers, cancer centers, neuroscience centers); and single-specialty centers (such as orthopedics, otolaryngology, arthritis, or cardiology). Such facilities are likely to include clinical space for physician care, surgery, imaging, dialysis, physical/occupational therapy, laboratory, surgical hospitals, specialty hospital centers, rehabilitation centers (either under hospital or skilled nursing licensure) or other specialty care centers are also considered a part of our business plan dependent upon the relationships to other on- or off-campus healthcare providers and/or hospital systems, collectively referred to as Healthcare Real Estate. We also provide a full spectrum of strategy, development, acquisition, ownership, financing, leasing, and asset and property management services for Healthcare Real Estate.

We plan to assemble a portfolio of high-quality, hospital-affiliated real estate, with particular emphasis on the acquisition and development of Healthcare Real Estate. Our business plan contemplates investments in Healthcare Real Estate development projects, such as the September 2010 ground-breaking of the 182,000 square foot Medical Services Building that is connected directly to the new Silver Cross Hospital in New Lenox, Illinois. We may also acquire existing medical properties as we build our portfolio of Healthcare Real Estate assets. We currently provide management services for approximately 1.2 million square feet of Healthcare Real Estate.

We plan to continue our strategy of investing in limited liability companies and similar entities, referred to as Real Estate Partnerships, whereby we co-invest our capital with other third party institutional capital sources to develop and acquire Healthcare Real Estate. We may also retain a promoted profits interest in most Real Estate Partnerships.

Outlook

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turn 65 in 2011 beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as the development of new Healthcare Real Estate. However, aging baby boomers are not the only factor fueling the demand for Healthcare Real Estate facilities. Other factors that contribute to the increasing demand include inadequate hospital infrastructure, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

Healthcare Real Estate has continued to be a desirable real estate asset class because of its attractive asset yields and its inherently stabilizing forces: high barrier to entry markets; hospital sponsorship; stable rental growth rates; relatively long-term leases; low vacancy rates; and strong tenant retention rates, all of which contribute to long-term stable property cash flows.

The Healthcare Real Estate sector has outperformed the commercial real estate sector and remained relatively stable despite the current economic crisis because outpatient medical facilities are driven by need, not speculation. While Healthcare Real Estate is not recession-proof, it has shown to be recession-resistant because of its sound fundamentals and the non-cyclical nature of demand for healthcare services.

While demand for our development services has been affected by the overall economic downturn, we currently have a pipeline of development projects, with three projects currently under development and two projects scheduled to break ground later in 2011. However, our financial results can be affected by variables such as:

•	the amount and timing of capital spending by healthcare systems and providers;

•	the demand for a development’s services in the healthcare facilities market; and

•	the availability of construction level financing.

Significant Transactions During 2011

•

On July 6, 2011, we entered into an employment agreement with Robert Lawless to serve as our Chief Financial Officer beginning August 15, 2011. Robert D. Gross will no longer serve as our Chief Financial Officer but will continue to serve as our Chief Operating Officer after August 15, 2011.

Development Activities with Joint Venture Partner

•

Silver Cross Hospital Medical Services Building – Construction continues on schedule for this medical services building which broke ground during September 2010. The building is comprised of approximately 182,000 square feet. The Company recognizes development fee revenue from this project using the percentage-of-completion method. Completion is expected during the fourth quarter of 2011.

•

Saint Anthony North Medical Pavilion – The medical services building, comprised of approximately 48,000 square feet, broke ground during June 2011. Completion is expected during the third quarter of 2012.

Acquisition Services

•

Doctors Community Hospital Professional Office Building – An affiliate of one of our institutional capital partners completed the acquisition of a medical office building, comprised of approximately 64,000 square feet, on June 14, 2011. We provided various services including contract negotiations and assistance with due diligence reviews. We earned an acquisition fee upon closing of the transaction.

Disposition of Real Estate Assets

•

Legacy CapTerra Assets – As of December 31, 2010, the Company had nine non-medical properties classified as real estate held for sale totaling approximately $7.2 million. These non-medical properties were all related to the legacy CapTerra business. As part of the Acquisition, the Company agreed to dispose of all non-medical real estate assets to continue to focus on healthcare real estate. On March 25, 2011, the Company transferred its interests in the nine subsidiaries holding these real estate assets to CDA Fund, LLC, or CDA, a subsidiary of BOCO Investments, LLC, or BOCO, in exchange for assuming the Company’s related party senior notes with BOCO and GDBA Investments LLC and the credit facility with First-Citizens Bank & Trust Company, or First Citizens Bank. The transaction resulted in a loss of $13,461. All debt assumed by CDA was no longer an obligation of the Company as of March 25, 2011. CDA will also assume any and all other future contingencies related to this transaction.

Debt and Line of Credit

•

Citizens Bank Senior Credit Facility - At December 31, 2010, the Company had one outstanding note originally issued under a former real estate credit facility with Citizens Bank, with a principal balance of $3,615,869. On March 25, 2011, we transferred our interests in nine subsidiaries holding real estate assets, including the outstanding principal of this credit facility, to CDA, a subsidiary of BOCO. Under the terms of this transfer, the Company was no longer responsible for amounts due under the credit facility as of March 25, 2011.

•

Cypress Sound, LLC - At December 31, 2010, Cypress Sound, LLC, or Cypress, a subsidiary of the Company, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guarantee by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.

•	BOCO Line of Credit - During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. We currently have no borrowings against this facility.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Consolidated Financial Statements, see “Critical Accounting Policies” under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A filed for the fiscal year ended December 31, 2010 and incorporated by reference herein. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. As of June 30, 2011, there were no significant changes in those critical accounting estimates.

Results of Operations

As referred to above, on September 29, 2010, NexCore Group LP completed the Acquisition with CapTerra. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cash flows and financial position presented in the Consolidated Financial Statements are those of NexCore Group LP prior to the Acquisition.

Summary of the Three Months Ended June 30, 2011 Compared to the Same Period Ended June 30, 2010

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
REVENUE:
Development and construction management fees	$866,065	$105,653	$760,412	719.7%
Leasing commissions and fees	300,899	204,991	95,908	46.8%
Property management fees	388,238	421,408	(33,170)	(7.9)%
Other	293,188	8,520	284,668	3,341.2%

Total revenue	$1,848,390	$740,572	$1,107,818	149.6%

OPERATING EXPENSES:
Direct costs	$204,170	$83,179	$120,991	145.5%
Depreciation, amortization and write-off of assets	25,002	12,694	12,308	97.0%
Selling, general and administrative	1,703,806	1,370,660	333,146	24.3%

Total operating expenses	$1,932,978	$1,466,533	$466,445	31.8%

Revenue

Our revenue for the three months ended June 30, 2011 was $1,848,390 compared to $740,572 for the three months ended June 30, 2010. The increase in revenue is primarily due to the commencement of a development project during the three months ended June 30, 2011 and increased development fees related to such project, whereas no such development projects were in progress at June 30, 2010. Leasing revenue increased 46.8% for the three months ended June 30, 2011 compared to the same period in 2010 primarily as a result of increased leasing activity for the new development projects. Additionally, we received an acquisition fee from an affiliate of our institutional capital partner for completion of an acquisition during the three months ended June 30, 2011. Recognition of development, acquisition and leasing fees are dependent on specific milestones associated with these large projects and will tend to fluctuate from period to period.

Direct costs

Our direct costs were $204,170 for the three months ended June 30, 2011 compared to $83,179 for the three months ended June 30, 2010. The increase in direct costs is primarily related to the three projects under development during the three months ended June 30, 2011. We recognize direct costs associated with projects under development as incurred. Internal direct costs are expensed to general and administrative expenses as incurred during the period prior to commencement of the project, and expensed to direct costs after commencement.

Selling, general and administrative

Selling, general and administrative expenses increased 24.3% to $1,703,806 for the three months ended June 30, 2011 compared to $1,370,660 for the three months ended June 30, 2010. The increase is primarily related to additional staffing associated with the Acquisition and the related compensation expense. Additionally, professional fees increased related to our status as a public reporting company.

Summary of the Six Months Ended June 30, 2011 Compared to the Same Period Ended June 30, 2010

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
REVENUE:
Development and construction management fees	$1,129,673	$196,235	$933,438	475.7%
Leasing commissions and fees	490,667	274,536	216,131	78.7%
Property management fees	743,692	851,031	(107,339)	(12.6)%
Other	343,977	30,426	313,551	1,030.5%

Total revenue	$2,708,009	$1,352,228	$1,355,781	100.3%

OPERATING EXPENSES:
Direct costs	$347,082	$172,862	$174,220	100.8%
Depreciation, amortization and write-off of assets	41,452	25,977	15,475	59.6%
Selling, general and administrative	3,493,807	2,454,834	1,038,973	42.3%

Total operating expenses	$3,882,341	$2,653,673	$1,228,668	46.3%

Revenue

Our revenue for the six months ended June 30, 2011 was $2,708,009 compared to $1,352,228 for the six months ended June 30, 2010. The increase in revenue is primarily related to increased development fees for the three projects currently under development. No such development projects were in progress during the six months ended June 30, 2010. Leasing revenue increased 78.7% for the six months ended June 30, 2011 compared to the same period in 2010 primarily as a result of increased leasing activity for the new development projects. Additionally, we received an acquisition fee from an affiliate of our institutional capital partner for completion of an acquisition during the six months ended June 30, 2011. Recognition of development, acquisition and leasing fees are dependent on specific milestones associated with these large projects and will tend to fluctuate from period to period.

Direct costs

Our direct costs were $347,082 for the six months ended June 30, 2011 compared to $172,862 for the six months ended June 30, 2010. The increase in direct costs is primarily related to the three projects under development during the six months ended June 30, 2011. We recognize direct costs associated with projects under development as incurred. Internal direct costs are expensed to general and administrative expenses as incurred during the period prior to commencement of the project, and expensed to direct costs after commencement.

Selling, general and administrative

Selling, general and administrative expenses increased 42.3% to $3,493,807 for the six months ended June 30, 2011 compared to $2,454,834 for the six months ended June 30, 2010. The increase was primarily related to additional staffing associated with the Acquisition and the related compensation expense. Additionally, professional fees increased related to our status as a public reporting company.

Liquidity and Capital Resources

Cash and cash equivalents were $2,112,802 on June 30, 2011 compared to $3,513,651 on December 31, 2010. The reduction in cash is primarily related to operations of the Company, as cash used in operating activities was $1,134,695 for the six months ended June 30, 2011. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a line of credit with BOCO, as described below. For the six months ended June 30, 2010, cash used in operating activities was $1,449,632. The decrease in cash used in operating activities of $314,937 for the six months ended June 30, 2011 compared to the same period in 2010 was due to increased revenue from the three projects currently under development in 2011 and the receipt of an acquisition fee during the three months ended June 30, 2011.

Cash used by investing activities was $266,154 for the six months ended June 30, 2011 compared to $8,152 for the six months ended June 30, 2010. This increase was due to an additional investment in our development joint venture, capital expenditures related to improvements made to the corporate office and associated equipment upgrades and a deposit to purchase land, offset by a decrease in our restricted cash balance.

There were no financing activities during the six months ended June 30, 2011. During the six months ended June 30, 2010, $500,000 was borrowed against our line of credit.

The Company has a $2,000,000 line of credit with BOCO that is fully available to us with no current balance outstanding as of June 30, 2011. During June 2011, the maturity date of this line of credit was extended to July 29, 2012.

On March 25, 2011, the Company transferred its interests in nine subsidiaries holding real estate assets to CDA, a subsidiary of BOCO, in exchange for assuming our related party senior notes with BOCO and GDBA, and the credit facility with First Citizens Bank. The debt assumed by CDA was no longer an obligation of the Company as of March 25, 2011.

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

Our investments in development and re-development projects may not yield anticipated returns

A key component of our business plan is new-asset development and re-development opportunities. Our investment in these projects will be subject to the following risks:

•	we may be unable to obtain financing for these projects on reasonable terms or at all;

•	we may not complete development or re-development projects on schedule or within budgeted amounts due to a variety of factors, including materials and labor shortages and price increases;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations; and

•	we may be unable to achieve planned occupancy levels as quickly as expected or at all.

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

We have entered into Real Estate Partnerships and will likely do so in the future. We anticipate that we will co-invest with third parties through Real Estate Partnership with the third parties acquiring noncontrolling interests in or sharing responsibility for the management of such entities. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the Real Estate Partnership. Consequently, our Real Estate Partnership investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals that are or become inconsistent with our business interests or goals, and we and our partner may not agree on all proposed actions to certain aspects of the Real Estate Partnership. Our partners might fail to fund their share of required capital contributions which may delay construction or development of a Healthcare Real Estate project or increase our financial commitment to the Real Estate Partnership. In addition, relationships with venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets to continue ownership.

We may develop and acquire Healthcare Real Estate subject to ground or air space leases that will expose us to the loss of such buildings upon a breach or termination of the ground or air space leases.

We intend to develop and acquire Healthcare Real Estate through leasehold interests in the land underlying the buildings or the air space above the buildings. Our ground or air space leases do and will in the future contain restrictions on use and transfer, such as limiting the subletting of the Healthcare Real Estate only to practicing physicians or physicians in good standing with an affiliated hospital. The use and transfer restrictions in our ground and air space leases may limit our ability to sell our buildings which, in turn, could harm the price realized from any such sale. Additionally, our ground and air space leases generally grant the lessor rights of purchase and rights of first offer and refusal in the event that we elect to sell the Healthcare Real Estate associated with the ground lease. As lessee under a ground or air space lease, we are also exposed to the possibility of losing the medical office building upon termination, or an earlier breach by us, of the lease, which may harm our business, financial condition and results of operations and the trading price of our common stock.

The success of our business is dependent upon our management.

The success of our business is dependent upon the decision making of our directors and executive officers, particularly Messrs. Gregory C. Venn, and Peter Kloepfer who not only are executives of the Company but also are on the board and have a controlling interest in the board through the voting trust. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of one or both of these individuals could have a material, adverse impact on our operations. We have not obtained key man life insurance on the lives of any of these individuals.

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”), which will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of PPACA are significant and have been implemented in a phased approach since 2010. At this time, it is difficult to predict the full effects of PPACA and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by PPACA. PPACA could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

Not applicable.

ITEM 6—Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following financial statements from NexCore Healthcare Capital Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows; and (iv) the related notes to these financial statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2011

NexCore Healthcare Capital Corp

By: /s/ Robert D. Gross
Robert D. Gross Chief Financial Officer (duly authorized officer and principal financial officer)