Form 10-Q
period 2011-09-30
NEXCORE HEALTHCARE CAPITAL CORP
filed 2011-11-14
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	49,455,841
(Class)	(Outstanding on November 4, 2011)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)	(as restated)
ASSETS
Cash and cash equivalents	$1,371,280	$3,513,651
Restricted cash	—	1,006,342
Accounts receivable	464,229	284,883
Accounts receivable, related parties	417,322	301,662
Prepaid expenses and deposits	51,587	47,948
Revenue in excess of billings	147,655	335,460
Pre-development costs	686,290	246,527
Investment in unconsolidated affiliate	3,305,867	2,551,343
Property and equipment, net of accumulated depreciation of 408,077 and 328,796, respectively	561,575	120,561
Real estate held for sale	—	7,191,821

Total assets	$7,005,805	$15,600,198

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$128,096	$142,522
Accrued liabilities	194,213	229,709
Senior subordinated notes, related parties	—	3,336,661
Deferred rent	334,712	—
Notes payable	—	3,915,869

Total liabilities	657,021	7,624,761
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,455,841 issued and outstanding as of September 30, 2011 and December 31, 2010	49,456	49,456
Additional paid-in capital	11,103,961	11,034,657
Accumulated deficit	(4,939,142)	(3,403,269)

Total stockholders’ equity	6,214,275	7,680,844
Noncontrolling interests	134,509	294,593

Total equity	6,348,784	7,975,437

Total liabilities and equity	$7,005,805	$15,600,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Revenue	$708,782	$438,201	$1,784,304	$1,188,801
Revenue, related parties	758,396	3,961,814	2,390,883	4,563,442

Total revenue	1,467,178	4,400,015	4,175,187	5,752,243
OPERATING EXPENSES:
Direct costs of revenue	109,828	26,750	218,675	90,013
Direct costs of revenue, related parties	139,732	53,355	377,967	162,954
Depreciation, amortization and write-off of assets	39,149	11,709	80,601	37,686
Selling, general and administrative	1,688,395	1,770,350	5,182,202	4,225,184

Total operating expenses	1,977,104	1,862,164	5,859,445	4,515,837

Income (loss) from operations	(509,926)	2,537,851	(1,684,258)	1,236,406
OTHER INCOME:
Interest income	151	367	796	1,444
Gain (loss) on sale of property and equipment, net	(184)	—	966	—
Loss on disposal of real estate assets	—	—	(13,461)	—

Income (loss) before income taxes	(509,959)	2,538,218	(1,695,957)	1,237,850
Income tax provision	—	—	—	—

Consolidated net income (loss)	(509,959)	2,538,218	(1,695,957)	1,237,850
Net loss attributable to noncontrolling interests	48,346	—	160,084	—

Net income (loss) attributable to common stockholders	$(461,613)	$2,538,218	$(1,535,873)	$1,237,850

EARNINGS PER COMMON SHARE
Basic income (loss) per common share	$(0.01)	$0.10	$(0.03)	$0.05

Diluted income (loss) per common share	$(0.01)	$0.10	$(0.03)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,455,841	25,246,716	49,455,841	25,083,142

Diluted	49,455,841	25,267,521	49,455,841	25,090,153

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(1,695,957)	$1,237,850
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation, amortization and write-off of assets	80,601	37,686
Loss on disposal of real estate assets (1)	13,461	—
Gain on disposal of property and equipment	(966)	—
Stock compensation expense and other	69,304	—
Changes in operating assets and liabilities:
Accounts receivable (1)	(398,714)	(16,308)
Revenue in excess of billings	187,805	(438,373)
Prepaid expenses and deposits	(3,639)	24,573
Pre-development costs	(439,763)	265,890
Accounts payable and accrued liabilities (1)	(25,893)	245,145
Deferred rent	334,712	—

Net cash (used in) provided by operating activities	(1,879,049)	1,356,463

INVESTING ACTIVITIES:
Capital expenditures	(530,373)	(51,336)
Cash acquired in reverse merger	—	5,009,964
Proceeds from disposal of real estate assets (1)	13,483	—
Proceeds from disposal of property and equipment	1,750	—
Investment in unconsolidated affiliate	(754,524)	(2,551,343)
Change in restricted cash	1,006,342	(1,000,000)

Net cash (used in) provided by investing activities	(263,322)	1,407,285

FINANCING ACTIVITIES:
Proceeds from line of credit	—	500,000

Net cash provided by financing activities	—	500,000

Net change in cash and cash equivalents	(2,142,371)	3,263,748
Cash and cash equivalents, beginning of period	3,513,651	2,250,837

Cash and cash equivalents, end of period	$1,371,280	$5,514,585

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$10,301

(1)

As contemplated by the Acquisition (as defined in Note 1 below), the Company transferred its interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 2 below, to CDA Fund, LLC (“CDA”), a subsidiary of BOCO Investments, LLC (“BOCO”). In exchange, CDA assumed the Company’s related party senior notes with BOCO and GDBA Investments LLC. (“GDBA”), as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank”). In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the nine months ended September 30, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of the Company as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 5.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

NexCore Healthcare Capital Corp, formerly CapTerra Financial Group, Inc. (“CapTerra”), is a full service healthcare real estate company focused on the development, acquisition and management of healthcare real estate. We deliver comprehensive solutions for hospitals, healthcare systems, and physician partners across the United States and have become one of the nation’s most active and respected healthcare real estate companies. As used herein, “the Company,” “we,” “our” and “us” refer to Nexcore Healthcare Capital Corp and its consolidated subsidiaries and partnerships except where the context otherwise requires.

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

On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware (the “Reincorporation”). The Reincorporation did not affect any of the Company’s contracts with third parties, result in any change in headquarters, business, jobs, or management, result in any change in the location of any of the Company’s offices or facilities, or affect the assets, liabilities or net worth (other than as a result of the costs related to the Reincorporation) of the Company.

Significant Accounting Policies

Interim Financial Information and Reclassifications

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2010 and related notes thereto as filed on Form 10-K/A on August 12, 2011. Certain items in our Consolidated Financial Statements for the three and nine months ended September 30, 2010 have been reclassified to conform to the current presentation.

Principles of Consolidation

The Company consolidates entities deemed to be voting interest entities if the Company owns a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. The Company provides for noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. As of December 31, 2010, we had restricted cash of $1,006,342 related to certain minimum balances the Company was required to maintain until the nine non-medical properties were transferred. See Note 2. We had no restricted cash as of September 30, 2011.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company estimates its allowance for doubtful accounts based on specific customer balance collection issues identified. For the three months ended September 30, 2011, the Company recovered bad debt expense of $1,629 which had been recorded earlier in 2011, and no bad debt expense was recorded for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, no bad debt expense was recorded. As of September 30, 2011 and December 31, 2010, respectively, there was no allowance for doubtful accounts.

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

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of September 30, 2011 and December 31, 2010, the Company recorded an asset of $147,655 and $335,460, respectively, for revenue recognized in excess of billings which represents the difference between actual billable revenue and the revenue recognized using the percentage-of-completion method.

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

All of our service contracts are accounted for on a net basis. See Note 8 for a detail of revenue recognized by activity for the three and nine months ended September 30, 2011 and 2010.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for under the equity method and generally include entities over which we have significant influence, but do not control.

Guaranties

A guarantor is required to recognize, at the inception of a guaranty, a liability for the fair value of the obligation undertaken in issuing the guaranty. Management continually evaluates guaranties made to determine if the guaranties meet the criteria required to record a liability. As of September 30, 2011, our guaranties, referred to in Note 5, met the criteria to be recorded as liabilities; however, the amount was de minimus and no value was recorded.

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

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding stock awards determined utilizing the treasury stock method. There was no dilutive effect of the outstanding stock awards for the three and nine months ended September 30, 2011, as the Company reported losses. The dilutive effect of outstanding awards for the three and nine months ended September 30, 2010 was 20,805 and 7,011 shares, respectively. Stock awards to purchase 1,052,079 shares of common stock were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2010 since the effect would have been anti-dilutive.

Because the business combination on September 29, 2010 was accounted for as a reverse acquisition, the number of common shares outstanding from the beginning of the applicable period to the acquisition date was computed on the basis of the weighted average number of partnership units of NexCore Group LP outstanding during the period multiplied by the exchange ratio established in the acquisition agreement, which was 5,880 shares for each partnership unit (the “Exchange Ratio”). The weighted average number of shares used in the earnings per share calculations was based on the historical weighted average number of partnership units outstanding multiplied by the Exchange Ratio. The number of common shares outstanding from the acquisition date to the end of the applicable period is the actual number of common shares of the Company outstanding during that period.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. At September 30, 2011 and December 31, 2010, the Company owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners, Inc. owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets.

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

As of
Consolidated Balance Sheet	December 31, 2010
Stockholders Equity
Additional paid-in-capital, as previously reported	$11,033,914
Allocation of additional loss to noncontrolling interests	743

Additional paid-in-capital, as corrected	$11,034,657

Accumulated deficit, as previously reported	$(3,525,064)
Allocation of additional loss to noncontrolling interests	121,795

Accumulated deficit, as corrected	$(3,403,269)

Noncontrolling interests, as previously reported	$417,131
Allocation of additional loss to noncontrolling interests	(122,538)

Noncontrolling interests, as corrected	$294,593

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

On March 25, 2011, the Company transferred its interests in the nine subsidiaries holding these real estate assets to CDA, a subsidiary of BOCO, in exchange for assuming the Company’s related party senior notes with BOCO and GDBA and the credit facility with First Citizens Bank. The transaction resulted in a loss of $13,461. All debt assumed by CDA was no longer an obligation of the Company as of March 25, 2011. CDA also assumed all future contingencies related to this transaction.

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

As of September 30, 2011, Venture I has two projects under development and our investment balance of $3.3 million represents cash we contributed to Venture I to fund our portion of these development projects. No earnings or losses from Venture I were recognized for the three and nine months ended September 30, 2011 in the Company’s Consolidated Statement of Operations as the amounts were de minimus. As of September 30, 2011, Venture I had net assets of approximately $28.5 million, which primarily related to construction in process. In connection with these projects, we entered into agreements with the lender for the projects to guarantee completion of the buildings. Additionally, a related-party company signed limited payment guaranty agreements with the lender detailed in Note 5.

Note 4 – Accrued Liabilities

	September 30, 2011	December 31, 2010
Accrued liabilities:
Accrued vacation	$123,347	$161,847
Other	70,866	67,862

Total accrued liabilities	$194,213	$229,709

Note 5 – Related Parties

GDBA Investments, LLC

GDBA, a private investment company, provided financing to our predecessor company, CapTerra. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with GDBA was outstanding. On September 30, 2010, one of our wholly-owned subsidiaries signed a promissory note with Safe Harbor I, LLC, an entity controlled by GDBA and BOCO, in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank described in Note 6. On December 12, 2010, the note was amended and assigned to GDBA. Additionally, on December 1, 2010, we signed promissory notes totaling $425,000 between GDBA and our consolidated affiliates that were used to repay outstanding debt to vendors. All the notes carried a 0.46% annual interest rate. The outstanding balances of these notes are detailed in the table below.

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with BOCO was outstanding with an annual interest rate of 0.46%.

Additionally, NexCore Group LP has a revolving line of credit with BOCO. The line of credit in the amount of up to $2,000,000 bears an annual interest rate of 8% and is secured by substantially all of our assets. During the three months ended June 30, 2011, the line of credit was extended until July 29, 2012. There was no outstanding balance on this line of credit as of September 30, 2011 or December 31, 2010, respectively.

	GDBA	BOCO	Total
Related party debt as of December 31, 2010:
Subordinated notes	$505,854	$2,580,041	$3,085,895
Promissory notes	247,018	—	247,018
Line of credit	—	—	—
Accrued interest	593	3,155	3,748

Total related party debt	$753,465	$2,583,196	$3,336,661

Related party debt as of September 30, 2011	$—	$—	$—

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

Guaranties

The Company executed project completion guaranties with U.S. Bancorp (“US Bank”) in connection with construction loans for the development projects that Venture I commenced in September 2010 and June 2011. The guaranty agreements unconditionally guarantee US Bank that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of September 30, 2011, the Company believes any amounts associated with these guaranties will be de minimus and therefore has not recorded a corresponding liability. Additionally, a related party executed limited payment guaranties with US Bank related to those construction loans and the completion guaranties, for which they will receive fees upon completion of the projects. Messrs. Venn, Kloepher and Gross (our CEO, CIO and COO, respectively) have agreed, subject to certain limitations, to indemnify the related party if it is required to make payment under these limited payment guaranties.

Revenue

The main sources of income of the Company are fees and commissions related to property development, management and leasing. Revenue associated with transactions with properties where certain officers of the Company have, or the Company itself has, an ownership interest in, or can significantly influence decision-making on behalf of the property, is classified as “Revenue, related party” in the Consolidated Statements of Operations. Accordingly, we recorded $758,396 and $2,390,883 of related party revenue for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, we recorded $3,961,814 and $4,563,442 of related party revenue, respectively.

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

Cypress Sound, LLC

As of December 31, 2010, Cypress Sound, LLC (“Cypress”), a subsidiary of the Company, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guaranty by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.

BOCO Line of Credit

During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. There were no borrowings against this facility as of September 30, 2011 or at December 31, 2010.

Note 7 – Stockholders’ Equity

Common Stock

There were 49,455,841 shares of common stock outstanding as of September 30, 2011 and as of December 31, 2010. Contemporaneously with the Acquisition, approximately 48.6 million shares of common stock became subject to various trading restrictions ranging from 2 to 4 years.

Stock Options

On February 1, 2011, the Company granted an option to purchase a total of up to 250,000 shares of common stock to one of our employees, which has a seven year term and will vest over four years. The option has an exercise price of $1.05 per share, which was the fair value of the common stock on the day of the grant. Given a risk free rate of 2.79%, expected term of six years, no dividends, a forfeiture rate of 0.0%, and a volatility input of 54.74%, the estimated fair value of the option was $0.54 per share.

On August 15, 2011, the Company granted an option to purchase a total of up to 500,000 shares of common stock to one of our employees, which has a seven year term and will vest over three years. The option has an exercise price of $0.51 per share, which was the fair value of the common stock on the day of the grant. Given a risk free rate of 1.60%, expected term of six years, no dividends, a forfeiture rate of 0.0%, and a volatility input of 54.74%, the estimated fair value of the option was $0.26 per share.

The total option expense recorded for the three and nine months ended September 30, 2011 was $27,602 and $69,304, respectively. No such expense was recorded for the three and nine months ended September 30, 2010. Total unrecognized compensation expense for outstanding stock options is $330,902 as of September 30, 2011.

Note 8 – Revenue

Revenue line items are broken out on the Consolidated Statements of Operations as related party and non-related party. Revenue is made up of the following major categories:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Development and construction management fees	$618,258	$2,019,861	$1,747,931	$2,216,096
Leasing commissions and fees	129,818	913,873	620,485	1,188,409
Property management fees	426,977	437,890	1,170,669	1,288,921
Other	292,125	1,028,391	636,102	1,058,817

Total revenue	$1,467,178	$4,400,015	$4,175,187	$5,752,243

Note 9 – Commitments and Contingencies

Guaranties

The Company executed project completion guaranties with US Bank in connection with construction loans for the development projects that commenced in September 2010 and June 2011. The guaranty agreements unconditionally guarantee US Bank that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of September 30, 2011, the Company believes any amounts associated with these guaranties will be de minimus and therefore has not recorded a corresponding liability.

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

In accordance with GAAP, the Company recognized all reductions outlined in the office lease on a straight-line basis over the term of the lease. For the three months and nine months ended September 30, 2011, the straight-line amount recorded as an expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $59,141 and $174,339, respectively. For the three months and nine months ended September 30, 2010, the straight-line amount recorded as an expense on the Consolidated Statements of Operations was $59,724 and $168,953, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent” in the Consolidated Balance Sheets. As of September 30, 2011, that amount was $334,712. There was no such deferred rent balance at December 31, 2010. The Company also leases additional office space in two locations. These contracts require monthly payments totaling approximately $2,615 and have terms of less than six months.

Future minimum lease payments under these operating leases approximate the following:

Amount
Year:
Remainder 2011	$68,191
2012	158,915
2013	253,449
2014	271,553
2015	277,587
Remaining	591,381

Total	$1,621,076

Contingent Consideration Related to the Acquisition

We are required to issue an additional 8,000,000 shares of common stock if we do not have a specified amount of net operating loss carry forwards (“NOLs”) for State and Federal income tax purposes for use during the period from the closing of the Acquisition, September 29, 2010, to January 1, 2014. These shares are referred to as the “NOL Shares.” If issued, the NOL Shares will be issued to each former partner of NexCore Group LP in proportion to the amount of shares such partner received in the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of September 30, 2011, the Company deems the issuance of the NOL Shares to be not probable. As such, we have not recorded any contingent consideration for possible issuance of the NOL Shares as of September 30, 2011.

Note 10 – Concentrations

The Company’s leasing and property management revenue for the nine months ended September 30, 2011 and September 30, 2010, respectively, is primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. Additionally, the two projects currently under development with one of these institutional partners accounted for $1.7 million, or 42%, of the Company’s total revenue for the nine months ended September 30, 2011.

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

Overview

On September 29, 2010, CapTerra Financial Group, Inc., or CapTerra, completed a business combination with NexCore Group LP. In connection with this business combination, referred to as the Acquisition, CapTerra’s former operations were discontinued and the Company continued NexCore Group LP’s existing business as a national leader in the field of healthcare real estate development and management. NexCore Group LP was originally created in 2004 to provide real estate solutions to hospitals and healthcare systems through a national platform for the development, ownership and management of healthcare real estate. CapTerra changed its name to NexCore Healthcare Capital Corp.

On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware, in a transaction we refer to as the Reincorporation. The Reincorporation did not affect any of our contracts with third parties, result in any change in headquarters, business, jobs, or management, result in any change in the location of any of our offices or facilities, or affect our assets, liabilities or net worth (other than as a result of the costs related to the Reincorporation).

We provide real estate solutions for healthcare providers through a national platform for the development, ownership and management of healthcare real estate including on-campus and off-campus, multi-suite healthcare real estate and medical services buildings; post-acute care, assisted living and memory care facilities; free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care center (including musculoskeletal centers, cancer centers, neuroscience centers); and single-specialty centers (such as orthopedics, otolaryngology, arthritis, or cardiology). Such facilities are likely to include clinical space for physician care, surgery, imaging, dialysis, physical/occupational therapy, laboratory, surgical hospitals, specialty hospital centers, rehabilitation centers (either under hospital or skilled nursing licensure) or other specialty care centers are also considered a part of our business plan dependent upon the relationships to other on- or off-campus healthcare providers and/or hospital systems, collectively referred to as Healthcare Real Estate. We also provide a full spectrum of strategy, development, acquisition, ownership, financing, leasing, and asset and property management services for Healthcare Real Estate.

We plan to assemble and manage a portfolio of high-quality, hospital-affiliated real estate, with particular emphasis on the acquisition and development of Healthcare Real Estate. Our business plan contemplates investments in Healthcare Real Estate development projects, such as the September 2010 ground-breaking of a 182,000 square foot Medical Services Building directly connected to the new Silver Cross Hospital in New Lenox, Illinois. We plan to continue acquiring and managing existing Healthcare Real Estate properties under joint venture agreements with large institutional partners and continue to build a managed portfolio of high quality assets. We currently provide management services for approximately 1.3 million square feet of Healthcare Real Estate and expect to be managing an additional 500,000 square feet related to projects currently under development.

We plan to continue our strategy of investing in limited liability companies and similar entities, referred to as Real Estate Partnerships, whereby we co-invest our capital with other third party institutional capital sources to develop and acquire Healthcare Real Estate. We may also retain a promoted profits interest in certain Real Estate Partnerships.

Outlook

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turn 65 in 2011, beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as a greater need for the development of new Healthcare Real Estate. In addition to the rising baby boomer population, other factors that contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising costs of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

Healthcare Real Estate has continued to be a desirable real estate asset class because of its attractive asset yields and its inherently stabilizing forces including high barrier to entry markets, strong credit hospital sponsorship, stable rental growth rates, relatively long-term leases, low vacancy rates, and high tenant retention rates, all of which contribute to long-term stable property cash flows.

Recently, the Healthcare Real Estate sector has outperformed the commercial real estate sector and remained relatively stable despite the current economic crisis because outpatient medical facilities are driven by need, not speculation. While Healthcare Real Estate is not recession-proof, it has shown to be recession-resistant because of its sound fundamentals and the non-cyclical nature of demand for healthcare services.

Significant Transactions During 2011

•

On July 6, 2011, we entered into an employment agreement with Robert Lawless to serve as our Chief Financial Officer beginning August 15, 2011. Robert D. Gross will no longer serve as our Chief Financial Officer but will continue to serve as our Chief Operating Officer.

Development Activities with Joint Venture Partner

•

Silver Cross Hospital Medical Services Building – Construction continues on schedule for this medical services building which broke ground during September 2010. The building is comprised of approximately 182,000 square feet. Completion is expected during the fourth quarter of 2011.

•

Saint Anthony North Medical Pavilion – Construction for this medical office building continues to be on schedule. The medical office building, comprised of approximately 48,000 square feet, broke ground during June 2011. Completion is expected during the third quarter of 2012.

•

Rex Healthcare of Knightdale Medical Office Building Expansion – Construction for this medical office building’s expansion to include a wellness center continues to be on schedule. The expansion commenced during September 2011. Completion is expected during the second quarter of 2012.

•

Saint Agnes Hospital Medical Office Building – Construction for this medical office building comprised of 80,000 square feet is expected to commence during the fourth quarter of 2011, with estimated completion during the fourth quarter of 2012.

Acquisition Services

•

Doctors Community Hospital Professional Office Building – An affiliate of one of our institutional capital partners completed the acquisition of a medical office building, comprised of approximately 64,000 square feet, on June 14, 2011. We provided various services in connection with the acquisition, including contract negotiations and due diligence and will continue to manage the property.

•

Alhambra Medical Office Building – An affiliate of one of our institutional capital partners completed the acquisition of a medical office building, comprised of approximately 101,000 square feet, on September 30, 2011. We provided various services in connection with the acquisition, including contract negotiations and due diligence and will continue to manage the property.

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

Debt and Line of Credit

•

Citizens Bank Senior Credit Facility – At December 31, 2010, the Company had one outstanding note originally issued under a former real estate credit facility with Citizens Bank, with a principal balance of $3,615,869. On March 25, 2011, we transferred our interests in nine subsidiaries holding real estate assets, including the outstanding principal of this credit facility, to CDA, a subsidiary of BOCO. Under the terms of this transfer, the Company was no longer responsible for amounts due under the credit facility as of March 25, 2011.

•

Cypress Sound, LLC – At December 31, 2010, Cypress Sound, LLC, or Cypress, a subsidiary of the Company, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guaranty by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.

•	BOCO Line of Credit – During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. We currently have no borrowings against this facility.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Consolidated Financial Statements, see “Critical Accounting Policies” under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A filed for the fiscal year ended December 31, 2010 and incorporated by reference herein. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. As of September 30, 2011, there were no significant changes in those critical accounting estimates.

Results of Operations

As referred to above, on September 29, 2010, NexCore Group LP completed the Acquisition with CapTerra. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cash flows and financial position presented in the Consolidated Financial Statements are those of NexCore Group LP prior to the Acquisition.

Summary of the Three Months Ended September 30, 2011 Compared to the Same Period Ended September 30, 2010

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
REVENUE:
Development and construction management fees	$618,258	$2,019,861	$(1,401,603)	(69.4)%
Leasing commissions and fees	129,818	913,873	(784,055)	(85.8)%
Property management fees	426,977	437,890	(10,913)	(2.5)%
Other	292,125	1,028,391	(736,266)	(71.6)%

Total revenue	$1,467,178	$4,400,015	$(2,932,837)	(66.7)%

OPERATING EXPENSES:
Direct costs	$249,560	$80,105	$169,455	211.5%
Depreciation, amortization and write-off of assets	39,149	11,709	27,440	234.3%
Selling, general and administrative	1,688,395	1,770,350	(81,955)	(4.6)%

Total operating expenses	$1,977,104	$1,862,164	$114,940	6.2%

Revenue

Development and construction management fees for the three months ended September 30, 2011 declined versus the same period ended September 30, 2010. This decrease is primarily due to the timing and size of our ongoing development projects. During the three months ended September 30, 2010, one 182,000 square foot development project commenced, which resulted in the immediate recognition of development fees and certain other revenue, while only one small development project commenced during the three months ended September 30, 2011. Leasing commissions and fees declined for the three months ended September 30, 2011 compared to the same period in 2010 primarily as a result of leasing commission revenue being recognized for signed leases upon commencement of our development projects and the significant project commencement in 2010. Property management revenue was flat as the number of managed properties has remained consistent. Other revenue declined primarily due to a large service fee recognized during the three months ended September 30, 2010 and recognition of such fees during the same period ended September 30, 2011 was much lower. Recognition of development and leasing fees, are dependent on specific performance milestones associated with these large projects and as a result will tend to fluctuate significantly from period to period.

Direct costs

Our direct costs increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase is primarily related to the three projects under development during the three months ended September 30, 2011, compared to one project which commenced at the end of September 2010. We recognize direct costs associated with projects under development as incurred.

Selling, general and administrative

Selling, general and administrative expenses decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease is primarily related to costs incurred in 2010 associated with the Acquisition completed on September 29, 2010.

Summary of the Nine Months Ended September 30, 2011 Compared to the Same Period Ended September 30, 2010

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
REVENUE:
Development and construction management fees	$1,747,931	$2,216,096	$(468,165)	(21.1)%
Leasing commissions and fees	620,485	1,188,409	(567,924)	(47.8)%
Property management fees	1,170,669	1,288,921	(118,252)	(9.2)%
Other	636,102	1,058,817	(422,715)	(39.9)%

Total revenue	$4,175,187	$5,752,243	$(1,577,056)	(27.4)%

OPERATING EXPENSES:
Direct costs	$596,642	$252,967	$343,675	135.9%
Depreciation, amortization and write-off of assets	80,601	37,686	42,915	113.9%
Selling, general and administrative	5,182,202	4,225,184	957,018	22.7%

Total operating expenses	$5,859,445	$4,515,837	$1,343,608	29.8%

Revenue

Development and construction management fees for the nine months ended September 30, 2011 declined versus the same period ended September 30, 2010. This decrease is primarily due to the timing and size of our ongoing development projects. During the nine months ended September 30, 2011, one 48,000 square foot development project commenced, which resulted in the immediate recognition of development fees and certain other revenue. During the nine months ended September 30, 2010, one 182,000 square foot development project commenced, which also resulted in the immediate recognition of development fees and certain other revenue. Leasing commissions and fees declined for the nine months ended September 30, 2011 compared to the same period in 2010 primarily as a result of leasing commission revenue being recognized for signed leases upon commencement of the large development project in 2010. Property management fees decreased slightly for the nine months ended September 30, 2011 compared to the same period in 2010 due to reduced asset management fees for certain properties. Other revenue declined primarily because a large service fee was recognized during the nine months ended September 30, 2010 and recognition of such fees during the same period ended September 30, 2011 was much lower. Recognition of development, acquisition and leasing fees are dependent on specific performance milestones associated with these large projects and as a result will tend to fluctuate significantly from period to period.

Direct costs

Our direct costs increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in direct costs is primarily related to the three projects under development during the nine months ended September 30, 2011, compared to one project which commenced at the end of September 2010. We recognize direct costs associated with projects under development as incurred.

Selling, general and administrative

Selling, general and administrative expenses increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily related to additional staffing associated with the Acquisition and the related compensation expense. Additionally, professional fees increased related to our status as a public reporting company.

Liquidity and Capital Resources

Cash and cash equivalents were $1,371,280 on September 30, 2011 compared to $3,513,651 on December 31, 2010. The reduction in cash is primarily related to operations of the Company including general and administrative expenses and pre-development activities, and an additional investment in our development joint venture. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a line of credit with BOCO, as described below. Cash used by operating activities of $1,879,049 for the nine months ended September 30, 2011 was substantially lower than the same period in 2010 where cash provided by operating activities was $1,356,463 due to the 2010 cash inflows from the commencement of the large development project in 2010.

Cash used by investing activities was $263,322 for the nine months ended September 30, 2011 compared to cash provided by investing activities of $1,407,285 for the nine months ended September 30, 2010. During the nine months ended September 2011, cash used primarily related to our investment in a development project that commenced in 2011, offset by the return of $1,000,000 of restricted cash. During the nine months ended September 2010, the Acquisition provided over $5,000,000 which was partially offset by our investment in the development project that commenced.

The Company has a $2,000,000 line of credit with BOCO that is fully available to us with no current balance outstanding as of September 30, 2011. During June 2011, the maturity date of this line of credit was extended to July 29, 2012.

The Company intents to meet its liquidity needs from its available cash and funds provided by operations, and potentially with borrowings under the BOCO line of credit described above. The Company believes that these resources are sufficient to meet its reasonably foreseeable cash requirements. However, management continues to assess our capital resources in relation to our ability to fund operations and new investments on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

ITEM 4—Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We intend to develop and acquire Healthcare Real Estate through leasehold interests in the land underlying the buildings or the air space above the buildings. Our ground or air space leases do and will in the future contain restrictions on use and transfer, such as limiting the subletting of the Healthcare Real Estate only to practicing physicians or physicians in good standing with an affiliated hospital. The use and transfer restrictions in our ground and air space leases may limit our ability to sell our buildings which, in turn, could harm the price realized from any such sale. Additionally, our ground and air space leases generally grant the lessor rights of purchase and rights of first offer and refusal in the event that we elect to sell the Healthcare Real Estate associated with the ground lease. As lessee under a ground or air space lease, we are also exposed to the possibility of losing the medical office building upon termination, or an earlier breach by us, of the lease.

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

We may experience uninsured losses or losses in excess of our insurance coverage.

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

We carry several different lines of insurance which are placed with several reputable insurance carriers. If any one of these insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we may not be able to realize proceeds from our insurance policies with respect to any claims that we have or replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential for uncollectible claims due to carrier insolvency could be harmful.

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

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner. Failure to comply with these laws and regulations could harm us directly and our tenants’ ability to make rent payments to us.

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

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, PPACA clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our Healthcare Real Estate. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our Healthcare Real Estate. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

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

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent. We could also be subject to costly government investigations or other enforcement actions.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—(Removed and Reserved)

ITEM 5—Other Information.

Not applicable.

ITEM 6—Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

10.1*	Employment Agreement, dated as of July 6, 2011, by and between NGE Co. and Robert Lawless

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from NexCore Healthcare Capital Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) are furnished electronically herewith: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows; and (iv) the related notes to these financial statements, tagged as blocks of text. The information in Exhibit 101 is "furnished" and not "filed", as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 2011

NexCore Healthcare Capital Corp

By:	/s/ Robert Lawless
Robert Lawless
Chief Financial Officer
(duly authorized officer and principal financial officer)