Form 10-K
period 2011-12-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2012-03-30
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-50764

NexCore Healthcare Capital Corp

(Exact name of issuer as specified in its charter)

Delaware	20-0003432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1621 18th Street, Suite 250 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 244-0700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one.)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Common Stock of the registrant, all of which is voting, held by non-affiliates was $587,561 based on the closing sale price of $0.70 per share as reported on the OTC Bulletin Board on June 30, 2011. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of March 19, 2012, 49,455,841 shares of the registrant’s Common Stock were outstanding.

NEXCORE HEALTHCARE CAPITAL CORP

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K (“Annual Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and uncertainties that may be beyond our control, including without limitation those discussed in the “Risk Factors” section contained in Item 1A of this Annual Report.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should also carefully review our financial statements and the notes thereto.

PART I

ITEM 1.	BUSINESS

Unless the context requires otherwise, references to “NexCore,” the “Company,” “we,” “our,” and “us,” in this Annual Report refer to NexCore Healthcare Capital Corp and our subsidiaries.

Company Overview

We provide comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. Our specific project types include on-campus and off-campus, multi-suite medical office and medical services buildings; post-acute care, assisted living and memory care facilities; hospital-sponsored, free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care centers; and single-specialty centers. Specialty hospitals focused on surgery or rehabilitation are also potential clients, provided that rigorous standards are being met and that such projects are not competitive with potential hospital and healthcare system clients.

We have been recognized by Modern Healthcare as one of the Top 20 Healthcare Real Estate Developers, and have become one of the nation’s most active and respected healthcare advisors. NexCore and its principals have developed and acquired nearly 5.2 million square feet of commercial real estate, of which nearly 1.8 million square feet of healthcare facilities were under management as of the time of this filing. The Company and its principals have completed over $700 million of real estate transactions on behalf of its institutional investors. We are headquartered in Denver, Colorado and have regional offices in Bethesda, Maryland and Chicago, Illinois.

Business Strategy

Our business strategy is focused on anticipating the needs of our clients by providing innovative and flexible strategic planning solutions, targeting operational proficiencies and creating optimal financing and real estate structures with nationally-competitive, institutional capital sources. Such services assist healthcare service providers by lowering healthcare delivery costs and by providing efficient outpatient facilities. NexCore’s primary revenues are derived from investor and project advisory and consultancy fees, co-investment returns and profit sharing interests. We plan to continue our strategy of selectively co-investing our capital when appropriate investment opportunities arise, whereby we co-invest with third party institutional capital sources to develop, acquire and manage healthcare facilities.

Operating Strategy

Strong Hospital and Physician Relationships

Our extensive network of healthcare service providers and industry professionals has evolved over two decades and serves as a key asset for us. We continue to develop long-term, favorable relationships with hospital executives, physician practitioners and other healthcare service providers based upon high professional and ethical standards, creativity, reliability and trust. We are able to leverage these relationships along with our reputation, expertise and fully integrated national operating platform to generate new business opportunities with both existing and new clients.

Institutional Capital Sources

We have a successful history of partnering with reputable financial institutions that are often willing to commit relatively low cost capital to the healthcare sector. Having access to such capital sources allows us to effectively compete with much larger firms and pursue healthcare projects of considerable scale. In addition, these joint venture relationships allow us to selectively invest our own capital in conjunction with much greater amounts of institutional capital and target favorable, risk-adjusted investment returns.

Extensive and Differentiated Product and Service Offerings

Our advisory and consulting services assist our clients with strategic, operational and logistical decision making including site location, facility design and the creation of synergetic practitioner mixes. We also provide creative real estate and financing structures so that clients can deploy their own capital more productively. This process begins with detailed attention to hospital and physician goals and business objectives, and by creating mutually beneficial referral networks and relationships between healthcare service providers to support the targeted long-term success of each project. Our broad product and service offerings allow us to add significant value during each phase of the healthcare delivery spectrum, which enhances our ability to generate additional business opportunities and revenue sources.

Experienced Property Management and Leasing

We manage healthcare projects through a continual focus on tenant satisfaction, retention and referrals. Healthcare real estate is integral to the mission and strategies of healthcare businesses and provides unique characteristics that often add complexities when compared to more generic real estate asset classes. Our experienced leasing team understands the business of healthcare delivery. As such, every effort is made to design each space to promote staffing and operational efficiency and increased throughput. In addition, our property and asset managers are dedicated to promoting long-term relationships and maintaining our reputation, as such attributes are critical assets needed to generate future investment opportunities.

Investment and Client Diversity

We pursue the development of business opportunities in most geographic regions of the country with hospitals, physicians and healthcare systems that operate throughout the United States, while focusing on maintaining and growing a portfolio of managed healthcare investments and projects diversified by characteristics such as geographic location, tenant, medical practice and lease term.

Investment Criteria

Our investment criteria are weighted towards projects that are likely to be successful over the long term, and as such, we focus on how each project or acquisition fits within a hospital and healthcare provider’s strategic business plan. To properly invest our capital, the long-term viability of the operations and business model of each project must be clearly understood. Equally important are industry trends such as regulatory influences and the ongoing focus to treat patients in lower costing offsite care facilities. Other factors influencing our underwriting and structuring decisions are competitive and demographic analysis, strength of clinical programs, alignment with physicians and hospitals, market share and the credit worthiness of the hospital and physician participants.

The healthcare facilities in which we invest are the tangible results of implementing the operational and logistical solutions that we develop to assist our clients in achieving their business objectives. We strive to plan, design and develop centers of excellence to promote staffing and operational efficiency and to reduce costs for our healthcare clients and their patients. This emphasis on operational efficiency and low cost delivery is expected to increase in importance as clinical integration and payment reform advance.

Acquisition and Development Activity

During the last 12 months, we participated with one of our institutional partners in acquiring medical office buildings at an aggregate purchase price of approximately $110 million. We earned advisory fees upon the closing of these acquisitions and began earning management fees for these assets from their respective acquisition dates forward.

As part of our healthcare advisory services and development business, we are co-invested and managing the following healthcare projects through our development joint venture:

•

Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and fully leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. We are considering additional timeshare programs for existing and future healthcare projects to further expand our business opportunities.

•

Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction is expected to be completed during the third quarter of 2012.

•

Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction is expected to be completed during the fourth quarter of 2012.

We are also managing and overseeing the completion of the following development projects:

•

Rex Healthcare of Knightdale Wellness Center — We completed the original construction of the 63,000 square foot medical office building during the 2008-2009 timeframe. We later worked with the hospital to strategically locate an adjacent wellness center to complement the client’s orthopedic and cardiology programs, while developing mutually beneficial relationships between the various healthcare tenants to expand and fully lease the facility. Construction for this wellness center expansion at the medical office building commenced during September 2011 and includes the addition of 14,500 square feet. Completion of the wellness center is expected during the second quarter of 2012.

•

United Health Services Outpatient Medical Facility — Construction commenced during December 2010 on this medical facility comprised of 85,000 square feet for which we provide client consulting services including strategic planning, feasibility analysis, site selection and project management services. Construction is expected to be completed during the third quarter of 2012.

Outlook for the Healthcare Industry

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as a greater need for the development of new outpatient facilities. In addition to the rising baby boomer population, other factors that contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

Healthcare real estate has continued to be a desirable asset class because of its attractive returns and its inherently stabilizing forces including high barrier to entry markets, strong credit hospital sponsorship, stable rental growth rates, relatively long-term leases, low vacancy rates, and high tenant retention rates, all of which contribute to long-term stable property cash flows. In addition, outpatient medical facilities are driven by need, rather than by speculation and while the industry is not recession-proof, it has shown to be relatively recession-resistant because of its sound fundamentals and the non-cyclical nature of demand for healthcare services.

Competition

When pursuing business opportunities, we compete with regional and national private and public companies and investors. The market remains competitive for these types of assets due to the perceived attractiveness of the healthcare industry and healthcare real estate. Although some of our competitors have substantially greater financial and operational resources than we do, we feel we can effectively compete. We believe that significant growth opportunities will continue to be available for us within our targeted markets and healthcare sectors based upon our long-term relationships, access to institutional capital, level of expertise, the size of the healthcare industry and its fragmentation of facility ownership. When compared to more generic asset classes, healthcare real estate tends to be owned more by smaller private investors and less by public real estate investment trusts, or REITs, and other institutional investors.

We believe that we are well positioned to effectively compete within our targeted markets based upon the following factors:

•	We maintain a fully integrated advisory, development, investment and management platform focused solely on the healthcare sector;

•	We focus on maintaining robust new business pipelines sourced through a network of healthcare system relationships, property owners, developers, brokerage houses and other industry professionals;

•	Our employees concentrate on employing a pro-active approach to achieving creative healthcare solutions, while balancing the needs and objectives of clients and investors;

•	We have experience structuring investments and investing and managing capital for both high net worth individuals and institutional investors;

•	We maintain a detailed underwriting process focused on mitigating risks and maximizing opportunities under varying scenarios;

•	We employ strong risk management functions targeting on-time and on-budget project completion while minimizing risk exposures; and

•	We maintain dedicated, hands-on property management and leasing teams working within a “high touch” industry.

Regulatory Matters

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our clients generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, there could be new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our clients seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the client would be prevented from operating in its intended manner.

Employees

As of February 28, 2012, we had 41 employees, 40 of whom are full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate History

We are a Delaware corporation. Our principal offices are located at 1621 18th Street, Suite 250, Denver, Colorado 80202, and our telephone number is (303) 244-0700. We are headquartered in Denver, Colorado and have regional offices in Bethesda, Maryland and Chicago, Illinois.

We were originally organized in April 2003 as a Colorado corporation under the name Across America Real Estate Development Corp. to provide financing for built-to-suit real estate projects for certain retailers. Our name was changed to Across America Real Estate Corp. in July 2005, and then changed again to CapTerra Financial Group, Inc., referred to as CapTerra, in July 2008, at which time we began to act as a co-developer, principally as a financier, for built-to-suit real estate development projects for certain retailers. On September 29, 2010, we completed a business combination with NexCore Group LP by acquiring 90% of the partnership interests in NexCore Group LP. NexCore Group LP was originally created in 2004 to provide solutions to hospitals and healthcare systems through a national platform focused on strategic and operational consulting, development, acquisitions, financing, leasing, and asset and property management services within the healthcare real industry. In connection with the business combination, our former operations were discontinued and we continued NexCore Group LP’s existing business as a national leader in the field of healthcare advisory and project development and management. In April 2011, we changed our state of incorporation from Colorado to Delaware and changed our name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp.

ITEM 1A.	RISK FACTORS

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse affect on our business, financial condition, results of operations, cash flows and the trading price of our Common Stock. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A. RISK FACTORS section.

Risks Related to Our Operations and Properties

We may not be profitable in the future.

Healthcare advisory and development is cyclical in nature, so it is difficult for us to accurately forecast our quarterly and annual revenue. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall.

We will need additional capital in the future, but it may not be available to us on acceptable terms or at all.

In order to continue adding new healthcare projects we will need additional debt and equity capital. To date, we have been successful in obtaining capital, but additional capital may not be available to us on acceptable terms or at all. We expect to rely principally upon our ability to raise capital (debt and equity) from third party lenders and investors, the success of which cannot be guaranteed.

We may not be able to manage our growth.

We hope to experience growth which, if achieved, may stretch our managerial, operational and financial systems. To accommodate our current size and manage growth, we intend to continue to improve our financial and operational systems.

Our quarterly operating results may fluctuate.

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, including without limitation: the demand for our services and properties; the amount and timing of capital expenditures and other costs relating to our healthcare projects; price competition or pricing changes in the industry; technical or regulatory difficulties; general economic conditions; and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the accounting treatment of our service contracts, development projects, acquisitions, financing transactions or other matters. At our current size, such accounting treatment can have a material impact on the results for any quarter.

Recent adverse macroeconomic and business conditions may continue.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, sovereign debt, currency fluctuations, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business activity. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our clients and tenants, including, among other things, increased bad debts due to such recessionary pressures.

We may face adverse economic or other conditions in the geographic markets in which we conduct business.

Our operating results depend upon our ability to pre-lease and lease our projects. Adverse economic or other conditions in the geographic markets in which we operate, including without limitation periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.

Our investments are concentrated in healthcare facilities and development projects.

We are subject to risks inherent in concentrated investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare real estate. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could harm the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates.

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

Our tenants face competition from other medical practices and service providers at nearby hospitals and other healthcare facilities. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. Our tenants may not be able to successfully compete if their competitors, or competitors of the associated healthcare delivery systems with which our healthcare projects are strategically aligned, have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts.

A material aspect of our business is investment in healthcare projects that can be highly illiquid.

Our activities are primarily focused in healthcare advisory and consulting, and real estate investment. Our operations will depend, among other things, upon our ability to finance or monetize our projects with additional or new equity partnerships. In the interim, such projects can be expected to be highly illiquid.

We may not realize the benefits that we anticipate from focusing on healthcare projects.

As part of our business strategy, we focus on healthcare projects that are strategically aligned with healthcare delivery systems. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, long-term tenants, or reduced tenant turnover rates as compared to healthcare projects with which we are not strategically aligned. Moreover, building a portfolio of healthcare facilities that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare projects could dissolve, and we may not succeed in replacing them.

Our investments in development and re-development projects may not yield anticipated returns.

A key component of our business plan is new-asset development and re-development opportunities. Our investment in these projects will be subject to the following risks:

•	we may be unable to obtain financing for these projects on reasonable terms or at all;

•

we may not complete development or re-development projects on schedule or within budgeted amounts due to a variety of factors, including without limitation material availability, labor shortages and price increases;

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

Our ability to expand through acquisitions and development opportunities is integral to our business strategy and requires that we identify suitable acquisition or development opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, a failure to obtain financing for the acquisition or development on favorable terms or at all, or a failure to accurately assess the value of an opportunity.

We may face increasing competition for the acquisition and development of healthcare projects.

We compete with many other entities engaged in real estate investment activities for acquisitions and development of healthcare projects, including without limitation national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare real estate or other assets that we seek to acquire on the yield we can obtain on new development projects, and our competitors may succeed in acquiring or developing those properties or assets themselves.

We may not be successful in integrating and operating acquired or newly-developed healthcare projects in the future.

If we acquire or develop healthcare facilities, we will be required to operate and integrate them into our existing operations. While we believe that our infrastructure is scalable, our systems and processes may not be able to efficiently handle the anticipated growth in our operations. We may not have the requisite resources and personnel necessary to successfully operate and integrate acquired or newly developed healthcare facilities into our existing portfolio in the future, and we may need to incur substantial unanticipated costs to meet our operating needs.

In addition, any healthcare facilities that we acquire or develop in the future may be less compatible with our growth strategy than we originally anticipated, may cause disruptions in our operations or may divert management’s attention away from daily operations.

We are exposed to risks associated with real estate partnerships and joint ventures.

We have entered into real estate partnerships and will likely do so in the future. We anticipate that we will co-invest with third parties through real estate partnerships. Such third parties may acquire noncontrolling interests in, or share responsibility for, the management of such entities. We are not, and generally do not expect to be, in a position to exercise sole decision-making authority regarding each real estate partnership. Consequently, our real estate partnership investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals that are or become inconsistent with our business interests or goals, and we and our partner may not agree on all proposed actions to certain aspects of the real estate partnership. Our partners might fail to fund their share of required capital contributions which may delay construction or development of a healthcare project or increase our financial commitment to the real estate partnership. In addition, relationships with venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets to continue ownership.

We may develop and acquire healthcare facilities subject to ground or air space leases that will expose us to the loss of such buildings upon a breach or termination of the ground or air space leases.

We intend to develop and acquire healthcare facilities through leasehold interests in the land underlying the buildings or the air space above the buildings. Our ground or air space leases do, and in the future are expected to contain restrictions on use and transfer, such as limiting the subletting of the healthcare facilities only to practicing physicians or physicians in good standing with an affiliated hospital. The use and transfer restrictions in our ground and air space leases may delay or impede our ability to sell our buildings which, in turn, could harm the price realized from any such sale. Additionally, our ground and air space leases generally grant the lessor rights of purchase and rights of first offer and refusal in the event that we elect to sell the healthcare facility associated with the ground lease. As lessee under a ground or air space lease, we are also exposed to the possibility of losing the healthcare building upon termination, or an earlier breach by us, of the lease.

The success of our business is dependent upon our management.

The success of our business is dependent upon the decision making of our directors and executive officers, particularly Messrs. Gregory C. Venn, and Peter K. Kloepfer who not only are executives of the Company but also are on our board of directors, referred to as our Board, and have a controlling interest in our Board through a voting trust. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of one or both of these individuals could have a material, adverse impact on our operations. We have not obtained key man life insurance on the lives of any of these individuals.

We may experience uninsured losses or losses in excess of our insurance coverage.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a healthcare project. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss.

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

We face environmental compliance costs and liabilities associated with owning, leasing, developing and operating our healthcare facilities.

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and operators of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such property. In addition to these costs, the past or present owner or operator of a property from which a release emanates could be liable for any personal injury or property damage that results from such releases, including without limitation for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or operator knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or operator’s ability to lease, sell, develop or rent such property or to borrow by using such property as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not the property involved is owned or operated by such person.

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA,”) which will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of PPACA are significant and have been implemented in a phased approach since 2010. At this time, it is difficult to predict the full effects of PPACA and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by PPACA. PPACA could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

We may be impacted by adverse trends in healthcare provider operations.

The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions, partnerships and joint venture agreements; and

•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their leases.

Sources of revenue for our clients and tenants typically include without limitation the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including without limitation reduced reimbursements and changes to payment methodologies under PPACA. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. PPACA will likely increase enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but PPACA also imposes new requirements for the health insurance industry, including without limitation prohibitions upon excluding individuals based upon pre-existing conditions which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers.

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

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could harm the Company and result in the inability of our tenants to make rent payments to us.

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

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through CON laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner. Failure to comply with these laws and regulations could harm us directly and our tenants’ ability to make rent payments to us.

Our tenants and the Company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

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

•

the Federal Physician Self-Referral Prohibition (commonly called the “Stark Law,”) which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

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

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, PPACA clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare facilities. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare facilities. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may harm their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenants may become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

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

Risks Related to our Common Stock

The market for our Common Stock is limited, which means that persons who purchase our Common Stock may not be able to resell their shares at or above the purchase price paid by them.

Our Common Stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our Common Stock. We cannot assure you that an active public market for our Common Stock will develop or be sustained in the future. If an active market for our Common Stock does not develop or is not sustained, the price may decline.

We may be required to issue 8,000,000 additional shares of Common Stock for no additional consideration if we do not have sufficient net operating losses available for use during the period from September 29, 2010 through January 1, 2014.

In connection with our business combination with NexCore Group LP, which closed on September 29, 2010, we are required to issue an additional 8,000,000 shares of Common Stock for no additional consideration if we do not have a specified amount of net operating loss carry forwards (“NOLs”) for State and Federal income tax purposes available for use during the period from the closing of the combination, September 29, 2010, to January 1, 2014. We refer to these shares as the “NOL Shares.” If issued, the NOL Shares will be issued to each former partner of NexCore Group LP in proportion to the amount of shares such partner received in the combination. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. If we do not have the specified amount of NOLs available for use through January 1, 2014 and, as a result, the NOL Shares are issued, the ownership interests of our stockholders in the Company (other than the former partners of NexCore Group LP who are stockholders), will be significantly diluted.

A voting trust has the ability to significantly influence any matters to be decided by the stockholders.

A voting trust controlled by Messrs. Venn and Kloepfer owns 19,150,669 shares out of 49,455,841 shares issued and outstanding, or approximately a 38.7% interest. While this does not represent majority control, the number of shares subject to the voting trust gives the voting trust the ability to significantly influence any matters to be decided by the stockholders. As a result, if the voting trust chooses to vote, it would be able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including without limitation the election and removal of directors or any transaction that might cause a change in control, such as a merger or acquisition. It would be difficult for stockholders in favor of a matter which is opposed by the voting trust to obtain the number of votes necessary to overrule the vote of the voting trust. Further, the significant influence by the voting trust means that unaffiliated stockholders will have a limited ability to meaningfully influence corporate matters and the Company may take actions with which you may disagree or that you may feel are not in the Company’s best interests. This arrangement could particularly create a conflict of interest with respect to our operations if the voting trust were to vote its shares in its own best interests and not in the interests of all stockholders.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission, referred to as the SEC, has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the Over-the-Counter Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact upon the price of our Common Stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our Common Stock since the firm itself cannot recommend the purchase of our Common Stock under the penny stock rules referenced in the above risk factor. The absence of such coverage limits the likelihood that an active market will develop for our Common Stock. It may also make it more difficult for us to attract new investors at times when we need additional capital.

Due to factors beyond our control, our stock price may be volatile.

The market price for our Common Stock has been highly volatile at times. As long as the future market for our Common Stock is limited, investors who purchase our Common Stock may only be able to sell such shares at a loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters are currently located at 1621 18th Street, Suite 250, Denver, Colorado 80202. As of December 31, 2011, we lease office space in Denver, Colorado, Bethesda, Maryland and Chicago, Illinois. We believe that these facilities are suitable for our current requirements and foreseeable contemplated operations.

ITEM 3.	LEGAL PROCEEDINGS

No material legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 1, 2011, we changed our name from CapTerra Financial Group, Inc., referred to as CapTerra, to NexCore Healthcare Capital Corp and changed our state of incorporation from Colorado to Delaware. In conjunction with these changes, the symbol under which our Common Stock trades on the over-the-counter, or OTC, Bulletin Board changed from CPTA.OB to NXHC.OB effective April 1, 2011. Because we trade on the OTC Bulletin Board, a stockholder may find it difficult to dispose of or obtain accurate quotations as to the price of our securities. Trading in our Common Stock in the OTC Bulletin Board has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our Common Stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

The following table sets forth the high and low bid price per share of our Common Stock for the periods indicated in 2011 and 2010.

Quarter Ended in 2011:	High	Low
December 31	$0.70	$0.03
September 30	$0.70	$0.51
June 30	$1.01	$0.70
March 31	$1.49	$1.01

Quarter Ended in 2010:	High	Low
December 31	$2.00	$0.30
September 30	$1.70	$0.30
June 30	$0.30	$0.16
March 31	$1.49	$0.15

The share prices have been adjusted to reflect the effect of the one-for-two reverse split of our Common Stock which took place effective with the commencement of trading on September 3, 2010.

On March 19, 2012, the closing price of our Common Stock in the OTC Bulletin Board was $0.68 per share. As of the date hereof, 49,455,841 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was 87. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our securities may be required to provide additional information related to their eligibility to trade our shares. These requirements present a substantial burden on any person or brokerage firm that plans to trade our securities and could thereby make it unlikely that any liquid trading market would ever result in our securities so long as the provisions of this Act are applicable to our securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Exchange Act;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Dividend Policy

We have not previously declared or paid any dividends on our shares of Common Stock and do not anticipate declaring any dividends in the foreseeable future as we continue to focus on increasing our balance sheet and the overall value of the Company. The payment of dividends on our shares of Common Stock is within the discretion of our board of directors. We currently intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. Our specific project types include on-campus and off-campus, multi-suite medical office and medical services buildings; post-acute care, assisted living and memory care facilities; hospital-sponsored, free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care centers; and single-specialty centers. Specialty hospitals focused on surgery or rehabilitation are also potential clients, provided that rigorous standards are being met and that such projects are not competitive with potential hospital and healthcare system clients.

We have been recognized by Modern Healthcare as one of the Top 20 Healthcare Real Estate Developers, and we have become one of the nation’s most active and respected healthcare advisors. NexCore and its principals have developed and acquired nearly 5.2 million square feet of commercial real estate. As of December 31, 2011, we managed 20 healthcare facilities and one retail facility comprised of approximately 1.5 million square feet. The Company and its principals have completed over $700 million of real estate transactions on behalf of its institutional investors.

Business Strategy

Our business strategy is focused on anticipating the needs of our clients by providing innovative and flexible strategic planning solutions, targeting operational proficiencies and creating optimal financing and real estate structures with nationally-competitive, institutional capital sources. Such services assist healthcare service providers by lowering healthcare delivery costs and by providing efficient outpatient facilities. NexCore’s primary revenues are derived from investor and project advisory and consultancy fees, co-investment returns and profit sharing interests. We plan to continue our strategy of selectively co-investing our capital when appropriate investment opportunities arise, whereby we co-invest with third party institutional capital sources to develop, acquire and manage healthcare facilities.

Outlook for the Healthcare Industry

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as a greater need for the development of new outpatient facilities. In addition to the rising baby boomer population, other factors that contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

Healthcare real estate has continued to be a desirable asset class because of its attractive returns and its inherently stabilizing forces including high barrier to entry markets, strong credit hospital sponsorship, stable rental growth rates, relatively long-term leases, low vacancy rates, and high tenant retention rates, all of which contribute to long-term stable property cash flows. In addition, outpatient medical facilities are driven by need, rather than by speculation and while the industry is not recession-proof, it has shown to be relatively recession-resistant because of its sound fundamentals and the non-cyclical nature of demand for healthcare services.

Significant Transactions During 2011

Acquisition and Development Activity

During the last 12 months, we participated with one of our institutional partners in acquiring medical office buildings at an aggregate purchase price of approximately $110 million. We earned advisory fees upon the closing of these acquisitions and began earning management fees for these assets from their respective acquisition dates forward.

As part of our healthcare advisory services and development business, the Company is co-invested in and managing the following healthcare projects through our development joint venture:

•

Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and fully leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. We are considering additional timeshare programs for existing and future healthcare projects to further expand our business opportunities.

•

Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction is expected to be completed during the third quarter of 2012.

•

Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction is expected to be completed during the fourth quarter of 2012.

The Company is also managing and overseeing the completion of the following development projects:

•

Rex Healthcare of Knightdale Wellness Center — We completed the original construction of the 63,000 square foot medical office building during the 2008-2009 timeframe. We later worked with the hospital to strategically locate an adjacent wellness center to complement the client’s orthopedic and cardiology programs, while developing mutually beneficial relationships between the various healthcare tenants to expand and fully lease the facility. Construction for this wellness center expansion at the medical office building commenced during September 2011 and includes the addition of 14,500 square feet. Completion of the wellness center is expected during the second quarter of 2012.

•

United Health Services Outpatient Medical Facility — Construction commenced during December 2010 on this medical facility comprised of 85,000 square feet for which we provide client consulting services including strategic planning, feasibility analysis, site selection and project management services. Construction is expected to be completed during the third quarter of 2012.

Disposition of Real Estate Assets

•

Legacy CapTerra Assets – As of December 31, 2010, we had nine non-medical properties classified as real estate held for sale totaling approximately $7.2 million. These non-medical properties were all related to the legacy business that we conducted as CapTerra. As part of our business combination with NexCore Group LP, we agreed to dispose of all non-medical real estate assets to continue to focus on the healthcare industry. On March 25, 2011, we transferred our interests in the nine subsidiaries holding these real estate assets to CDA Fund, LLC, or CDA, a subsidiary of BOCO Investments, LLC, or BOCO, in exchange for assuming our related party senior notes with BOCO and GDBA Investments LLLP, or GDBA, and the credit facility with First-Citizens Bank & Trust Company, or First Citizens Bank. The transaction resulted in a loss of $13,461. All debt assumed by CDA was no longer an obligation of ours as of March 25, 2011. CDA will also assume any and all other future contingencies related to this transaction.

Debt and Line of Credit

•

Citizens Bank Senior Credit Facility - At December 31, 2010, we had one outstanding note originally issued under a former real estate credit facility with Citizens Bank, with a principal balance of $3,615,869. On March 25, 2011, we transferred our interests in nine subsidiaries holding real estate assets, including the outstanding principal balance and future obligations of this credit facility, to CDA, a subsidiary of BOCO. Under the terms of this transfer, we were no longer responsible for amounts due under the credit facility as of March 25, 2011.

•

Cypress Sound, LLC - At December 31, 2010, Cypress Sound, LLC, or Cypress, a subsidiary of ours, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guaranty by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.

•	BOCO Line of Credit - During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. We currently have no borrowings against this facility.

Other

•

On July 6, 2011, we entered into an employment agreement with Robert E. Lawless to serve as our Chief Financial Officer beginning August 15, 2011. Also effective as of August 15, 2011, Robert D. Gross no longer served as our Chief Financial Officer but he continues to serve as our Chief Operating Officer.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex judgments.

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of December 31, 2011 and 2010, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the ability to control those activities that most significantly impact the entity’s economic performance and has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. We continually evaluate whether entities in which we have an interest are VIEs and whether we are the primary beneficiary of any VIEs identified in our analysis. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in the Consolidated Financial Statements and, consequently, our financial position and results of operations.

Fair Value Measurements

Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or a liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. Our fair value measurements are based on the assumptions that market participants would use to price the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current guidance establishes that a fair value hierarchy exists that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), that are observable at commonly quoted intervals, and the contracted sales price for assets held for sale. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification (“ASC,”) we have capitalized certain third-party costs related to prospective development projects that we consider likely to proceed. If we subsequently determine that the project is no longer likely to proceed or such costs are not recoverable, any related capitalized costs are expensed and recorded as “Direct costs of revenue” on the Consolidated Statement of Operations. Upon commencement of the project, any related capitalized costs are submitted for reimbursement from the owner of the project. These costs include, but are not limited to, legal fees, marketing costs, travel expenses, architectural and engineering fees, due diligence expenses and other direct costs. We do not capitalize any internal costs as pre-development costs.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of December 31, 2011 and December 31, 2010, we recorded an asset of $248,874 and $335,460, respectively, for revenue recognized in excess of billings which represents the difference between actual billable revenue and the revenue recognized using the percentage-of-completion method. If the estimated percentage complete was increased or decreased by five percent, development revenue for the year ended December 31, 2011 would have increased or decreased in each case by approximately $117,000.

We source tenants and negotiate leases for buildings we manage and in return are paid leasing commissions and tenant consulting fees. This revenue is recognized based on each negotiated contract with the building owner or development contract and is recognized accordingly per the contracts as services are performed and certain development benchmarks are achieved, unless future contingencies exist.

Property and asset management fees are recognized monthly as services are performed, unless future obligations exist. Investor advisory and other fees are typically recognized at the culmination of a transaction such as a purchase or sale of a building.

Certain contractual arrangements for services provide for the delivery of multiple services. We evaluate revenue recognition for each service to be rendered under these arrangements using criteria according to GAAP regarding multiple-element arrangements. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.

In addition, in regard to development service contracts, the owner of the property will typically reimburse us for certain expenses that are incurred on behalf of the owner. We base the treatment of reimbursable expenses for financial reporting purposes upon the fee structure of the underlying contract. Contracts are accounted for on a net basis when the fee structure is comprised of at least two distinct elements, namely (i) a fixed management fee and (ii) a separate component that allows for expenses to be billed directly to the client. When accounting on a net basis, we include the fixed management fee in reported revenue and net the reimbursement against expenses. We base this accounting on the following factors, which defines us as an agent rather than a principal:

•	The property owner, with ultimate approval rights relating to the expenditures and bearing all of the economic costs of such expenditures, is determined to be the primary obligor in the arrangement;

•

Because the property owner is contractually obligated to fund all operating costs of the property from existing cash flow or direct funding from its building operating account, we bear little or no credit risk; and

•	We generally earn no margin on the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

All of our service contracts are accounted for on a net basis.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

(“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We do not believe that the adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will have a material impact on our Consolidated Financial Statements.

Results of Operations

On September 29, 2010, we completed a business combination with NexCore Group LP by acquiring 90% of the partnership interests in NexCore Group LP, which we refer to as the Acquisition. NexCore Group LP was originally created in 2004 to provide solutions to hospitals and healthcare systems through a national platform focused on strategic and operational consulting, development, acquisitions, financing, leasing, and asset and property management services within the healthcare real industry. In connection with the Acquisition, our former operations were discontinued and we continued NexCore Group LP’s existing business activities. In April 2011, we changed our state of incorporation from Colorado to Delaware and changed our name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp. The Acquisition was accounted for as a reverse acquisition, therefore the historical operating results, cash flows and financial position presented in the Consolidated Financial Statements for those periods prior to the Acquisition are those of NexCore Group LP.

Summary of the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$5,920,447	$2,498,737	$3,421,710	136.9%
Leasing commissions and tenant consulting fees	2,118,060	1,240,191	877,869	70.8%
Property and asset management fees	1,657,211	1,697,644	(40,433)	(2.4)%
Investor advisory and other fees	883,633	1,070,599	(186,966)	(17.5)%

Total revenue	10,579,351	6,507,171	4,072,180	62.6%

OPERATING EXPENSES:
Direct costs of revenue	754,411	820,816	(66,405)	(8.1)%
Depreciation and amortization	116,218	52,671	63,547	120.6%
Selling, general and administrative	8,718,533	5,583,333	3,135,200	56.2%

Total operating expenses	9,589,162	6,456,820	3,132,342	48.5%

Income from operations	$990,189	$50,351	$939,838	1,866.6%

Revenue

Development, facilities consulting and construction management fees for the year ended December 31, 2011 more than doubled compared to the year ended December 31, 2010. This increase was primarily due to the completion of our largest development project to date during the fourth quarter of 2011, referred to as Silver Cross, comprised of approximately 182,000 square feet. In addition to the completion of Silver Cross, during the year ended December 31, 2011, two development projects commenced comprised of approximately 48,000 and 85,000 square feet, respectively, which resulted in the recognition of development, facilities consulting and construction management fees and certain other revenue. In contrast, Silver Cross was the only project that commenced during the year ended December 31, 2010.

Leasing commissions and tenant consulting fees increased 70.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of revenue being recognized upon the signing of negotiated leases for the two development projects that commenced during 2011, and recognition of such fees upon lease commencement for Silver Cross. We typically recognize 50% of contractual leasing commissions upon final negotiation of the lease and 50% upon lease commencement, however for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include asset management fees, property management fees and maintenance revenue. Such fees decreased slightly for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to reduced asset management fees for certain properties. As of December 31, 2011, we managed 20 properties with average occupancy of 91.8% compared to 17 properties with average occupancy of 93.7% as of December 31, 2010.

Investor advisory and other fees declined primarily because a large financing fee was recognized during the year ended December 31, 2010 and fees for such services were lower during the same period ended December 31, 2011. Demand for such services is unpredictable and will tend to fluctuate significantly from period to period.

The recognition of certain fees and other revenue is dependent on specific performance milestones associated with our projects and as a result will tend to fluctuate significantly from period to period.

Direct costs of revenue

Direct costs of revenue represent expenses paid to third parties for services related to predevelopment, property management, tenant leasing and due diligence, and incremental internal costs as they are incurred for projects that have commenced. We capitalize all third-party predevelopment costs related to future projects until a project is no longer probable or construction commences. Direct costs of revenue decreased 8.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010. During the year ended December 31, 2011, we incurred less costs for third-party leasing commissions compared to the year ended December 31, 2010, as we were able to accommodate more leasing demand with our internal leasing team. For the year ended December 31, 2011, we expensed approximately $120,000 for projects no longer considered probable, compared to approximately $49,000 during the year ended December 31, 2010.

Depreciation and amortization

Expenses related to depreciation and amortization increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of additional tenant improvements completed at our main office and additional computer equipment purchased during the year ended December 31, 2011.

Selling, general and administrative

Selling, general and administrative expenses increased 56.2% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily related to higher employee costs, such as salary and bonus. Additionally, professional fees increased as a result of the additional services required in connection with our status as a public reporting company.

Liquidity and Capital Resources

Cash and cash equivalents were $1,930,441 on December 31, 2011 compared to $3,513,651 on December 31, 2010. The reduction in cash is primarily related to the funding of operational costs such as general and administrative expenses and pre-development activities, and funding of an additional investment in our unconsolidated affiliate. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a line of credit with BOCO, as described below.

Cash used by operating activities of $319,913 for the year ended December 31, 2011 increased compared to the same period in 2010, when cash used by operating activities was $181,694. Cash provided by operations for the year ended in 2011 increased to $1,209,602 from $125,254 for the prior year, primarily related to increased development activities. The increase from operations was offset primarily by the large receivable related to revenue recognized for Silver Cross for the year ended December 31, 2011.

During the year ended December 31, 2011, we used $1,263,297 for investing activities primarily related to our additional $1,940,282 investment in our unconsolidated affiliate and $344,590 for tenant improvements and additional office equipment, offset in part by the return of approximately $1,000,000 of restricted cash. During the year ended December 31, 2010, the Acquisition provided over $5,000,000 which was partially offset by our investment of $2,551,343 in our unconsolidated affiliate and the deposit of restricted cash related to ongoing projects.

During the year ended December 31, 2011, we had no financing activities. During the year ended December 31, 2010, $89,918 was provided primarily from a related party borrowing in connection with the legacy CapTerra assets. See additional information in Note 3 to our Consolidated Financial Statements.

We have a $2,000,000 line of credit with BOCO that is fully available to us with no current balance outstanding as of December 31, 2011. During June 2011, the maturity date of this line of credit was extended to July 29, 2012.

We intend to meet our liquidity needs from our available cash and funds provided by operations, and potentially with borrowings under the BOCO line of credit described above. We believe that these resources are sufficient to meet our reasonably foreseeable cash requirements. However, management continues to assess our capital resources in relation to our ability to fund operations and new investments on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011. Specifically, the table includes our obligations under operating and lease agreements. We had no other contractual obligations as of December 31, 2011.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease commitments	$1,572,217	$178,247	$802,589	$591,381	$—
Purchase obligations (1)	—	—	—	—	—

Total	$1,572,217	$178,247	$802,589	$591,381	$—

(1)	As of December 31, 2011, our unconsolidated affiliate had two projects under development. Additional capital may be required to complete the projects, which will require additional investment in our unconsolidated affiliate. Currently, there is no request for additional funding. We do not anticipate any requests for additional funding, however we intend to have adequate capital available for any such funding requirements.

Adjusted EBITDA

To supplement our Consolidated Financial Statements, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We define EBITDA as consolidated net income before interest expense, income tax expense and depreciation and amortization. Our EBITDA includes noncontrolling interests and may not be comparable to EBITDA reported by other companies. We define Adjusted EBITDA as EBITDA before noncash equity based compensation expense.

We provide this information as a supplement to GAAP information to help us and our investors understand the impact of various items on our Consolidated Financial Statements. We use Adjusted EBITDA as one of several metrics when assessing our performance. In addition, we use Adjusted EBITDA to define certain performance targets under our compensation programs. Because Adjusted EBITDA excludes items that are included in our Consolidated Financial Statements, it does not provide a complete measure of our operating performance. Therefore, investors are encouraged to use our Consolidated Financial Statements when evaluating our financial performance.

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net income is set forth in the table below for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011	2010
Consolidated net income	$1,001,605	$52,243
Interest income	(957)	(1,892)
Depreciation and amortization	116,218	52,671
Income tax provision	—	—

EBITDA	1,116,866	103,022
Equity-based compensation expense	102,238	20,340

Adjusted EBITDA	$1,219,104	$123,362

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements set forth on the “Index to Financial Statements” on Page 36 of this Form 10-K, which Consolidated Financial Statements are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2011 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Control Over Financial Reporting

We have implemented changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Primarily, we had changes in key personnel and policies and procedures as we continue to integrate the company resulting from the combination with NexCore Group LP. We continue to develop controls, procedures, and plans to implement controls and procedures which we anticipate will be sufficient to accurately report our financial performance in the foreseeable future.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which included a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 31, 2011:

Name	Age	Position Held
Gregory C. Venn	51	Chief Executive Officer and Director
Peter K. Kloepfer	53	Chief Investment Officer and Director
Robert D. Gross	47	Chief Operating Officer and Treasurer
Robert E. Lawless	45	Chief Financial Officer
Richard A. Bloom	44	Director
Brian L. Klemsz	52	Director
Loren E. Snyder	62	Director

Each director serving on the Board of Directors (the “Board”) will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Biographical Information

Gregory C. Venn has been our Chief Executive Officer and a director since the Acquisition on September 29, 2010. Prior to the Acquisition, he served as Chief Executive Officer of NexCore Group LP from its inception in May 2004 until the Acquisition. He was Senior Vice President of The Neenan Company from August 1990 to May 2004. He has developed and/or managed projects ranging in size from 30,000 to 300,000 square feet and from $10 million to $100 million. His background includes architecture and planning, finance, real estate brokerage, business administration, and construction management. Mr. Venn holds a Bachelor of Environmental Design degree from the College of Architecture & Planning at the University of Colorado Boulder, and commenced MBA studies with a Real Estate Finance & Construction Management emphasis at the University of Denver.

Peter K. Kloepfer has served as our Chief Investment Officer since the Acquisition. Mr. Kloepfer served as Senior Managing Director of NexCore Group LP for six years prior to the Acquisition. Prior to that time, he was a founding partner of the law firm of Kloepfer and Gorrell from August 2003 to January 2005, where among other things he served as outside counsel to NexCore Group LP. Mr. Kloepfer received his Juris Doctorate from the University of Colorado and a Master of Law, specializing in taxation from the University of Denver. He holds a Certified Public Accountant license and his ongoing industry involvement includes the American Bar Association, American Society of CPAs, Colorado Bar Association and Colorado Society of CPAs. He also serves as a director of the Ecological Building Network, a non-profit organization.

Robert D. Gross has been our Chief Operating Officer and Treasurer since the Acquisition. Prior to the Acquisition, he served as the Chief Financial Officer of NexCore Group LP from its inception in May 2004 until the Acquisition. He served as Chief Financial Officer of The Neenan Company from August 2000 to May 2004. Mr. Gross earned a Bachelor of Science degree in Finance and Accounting from Minnesota State University and holds a Certified Public Accountant License and is a member of the American Institute of Certified Public Accountants, and the North Dakota Society of CPAs.

Robert E. Lawless has served as our Chief Financial Officer since August 2011. He previously served from August 2007 to August 2009 as Executive Vice President and Chief Financial Officer for HDG Mansur Capital Group, LLC, a fund management and development company managing over $ 2 billion of international real estate investments. Prior to this and from August 2005 to July 2009, he served as Chief Financial Officer and Treasurer for Specialty Financial Corp., Specialty Mortgage Corp., and Specialty Trust, Inc., which were affiliated entities that focused on real estate advisory services, development and mortgage lending within a private real estate investment trust, or REIT, and other organizational structures. During a portion of this period, Mr. Lawless also served as Managing Director and Chief Compliance Officer for Specialty Capital, LLC, a FINRA-registered broker-dealer focused on raising capital for affiliated entities. From June 1998 to August 2005, Mr. Lawless served various financial and operational roles for Trustreet Properties, Inc., a NYSE-traded REIT with approximately $2.5 billion of assets before leaving the company as Senior Vice President and Treasurer. Mr. Lawless earned Bachelor of Science degrees in Finance and Accounting from Sacred Heart University and St. Leo’s University and an MBA from Vanderbilt University. He is a Certified Public Accountant, Chartered Financial Analyst, and Certified Treasury Professional.

Richard A. Bloom has served as a Director of the Company since December 31, 2010. Additionally, he served as Executive Chairman of Arcata LLC, (formerly Myprint LLC), a marketing execution services company, from 2009 through October 2011. He served as President and Chief Operating Officer of Renaissance Acquisition Corporation from the date of its initial public offering in 2007 until 2009. Mr. Bloom served as the Chief Executive Officer of Caswell Massey, a personal care consumer product company, from 2006 to 2007, and as a director and Vice Chairman of Caswell Massey from 2003 to 2007. From 1999 to 2006, Mr. Bloom served in various positions at Marietta Corporation, a maker and marketer of personal care and household products, most recently as its Chief Executive Officer and President. Mr. Bloom also served as a director of Marietta Holding Corporation, the successor entity to Marietta Corporation, from 2004 to 2007, and as a director and President of BFMA Holding Corporation, which owned and operated Marietta Corporation, from 1996 to 2004. Mr. Bloom also served as a director of AmeriQual Group, LLC, the largest producer and supplier of meals ready-to-eat to the United States military, from 2005 to 2007.

Brian L. Klemsz has served as a Director of the Company since December 31, 2010. Additionally, he has served as the Chief Investment Officer of BOCO Investments, LLC since 2007. Prior to that time, he served as President and Chief Investment Officer of GDBA Investments LLLP, or GDBA, for seven years. He currently serves as President, Treasurer and the sole director of WestMountain Distressed Debt, Inc., WestMountain Alternative Energy, Inc. and WestMountain Asset Management, Inc.

Loren E. Snyder has served as a Director of the Company since December 31, 2010. Additionally, he has served as an “advisory director” to NexCore Group LP from the time of its formation until the Acquisition. Mr. Snyder also serves as President, Treasurer and as a director of Snyder Realty Group, Inc., which he founded in 1989. Mr. Snyder co-founded Integrated Property Management, Inc. and has served as its Executive Vice President of Operations since 1990. Mr. Snyder also serves as Secretary and as a director of Integrated Property Management, Inc. Mr. Snyder assisted in organizing Grand Mountain Bank in Grand County, Colorado in 2004 and served as a director from 2004 to 2009.

Family Relationships

There are no family relationships among any of the executive officers and directors.

Nominations of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors, referred to as the Board.

Board Committee Assignments

The Board has established an Audit Committee, Compensation Committee, Governance Committee and Capital Committee. The composition of each committee for the year ended December 31, 2011, is as follows:

	Audit	Compensation	Governance	Capital
Chair	Klemsz	Snyder	Klemsz	Bloom
Members	Bloom	Bloom	Bloom	Klemsz
		Klemsz	Snyder

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, or the Code, which applies to all of the Company’s Directors, officers and employees, including its executive officers. The Code is posted in the Company’s internal policies and procedures manual and is available upon request to stockholders.

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

NexCore Group LP has a revolving line of credit with BOCO. The line of credit in the amount of up to $2,000,000 bears an annual interest rate of 8% and is secured by substantially all of our assets. During June 2011, the line of credit was extended until July 29, 2012. There was no outstanding balance on this line of credit as of December 31, 2011 or 2010, respectively.

Additionally, affiliates of Messrs. Klemsz and Snyder formed an entity which executed limited payment guaranties with US Bank and Wells Fargo related to construction loans and the completion guaranties, as discussed below in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, for which they will receive fees upon completion of the projects. Messrs. Venn, Kloepfer and Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) have agreed, subject to certain limitations, to indemnify the related party entity if it is required to make payment under these limited payment guaranties.

Additionally, NexCore Group LP has a contract with WestMountain Asset Management, Inc. to provide marketing consulting services for approximately $6,000 per month.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s executive officers, directors and holders of more than 10% of our outstanding shares of Common Stock to file reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that during its most recent fiscal year ended December 31, 2011, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except that a Form 3 due for filing by Mr. Lawless on August 18, 2011 in connection with commencing his employment with the Company was not filed until January 17, 2012, and a Form 4 due for filing by Mr. Lawless on August 18, 2011 in connection with the issuance of an option to purchase Common Stock was not filed until January 17, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2011, 2010 and 2009, of (i) our principal executive officer, (ii) the two executives who each served as our principal financial officer during fiscal 2011, and (iii) the two other most highly compensated executive officers, each of whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2011. The officers described in (i) — (iii) are collectively referred to as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued	Bonus Paid or Accrued	Stock Awards	Option Awards	All Other Compensation	Total
Gregory C. Venn	2011	$425,000	$384,062	$—	$—	$—	$809,062
President and Chief Executive Officer	2010	323,333	55,000	—	—	—	378,333

Peter K. Kloepfer	2011	350,000	338,156	—	—	—	688,156
Chief Investment Officer	2010	273,333	55,000	—	—	—	328,333

Robert D. Gross	2011	225,000	203,437	—	—	—	428,437
Chief Operating Officer	2010	190,000	55,000	—	—	—	245,000

Robert E. Lawless(1)	2011	94,712	40,000	—	127,992	18,400	281,104
Chief Financial Officer

James W. Creamer(2)	2011	43,750	—	—	—	76,947	120,697
Former Chief Financial Officer	2010	150,000	—	—	—	—	150,000
	2009	147,500	—	—	354,363	—	501,863

(1)

Mr. Lawless has served as our Chief Financial Officer from August 15, 2011. Under his employment agreement, he was granted an option to purchase up to 500,000 shares of Common Stock. Mr. Lawless was reimbursed for approximately $18,400 related to moving expenses pursuant to his employment agreement.

(2)

Mr. Creamer served as our Chief Financial Officer from September 29, 2010 until April 15, 2011. Upon his resignation on April 15, 2011, he received a severance payment of $75,000 pursuant to his employment agreement with the Company and payment for accumulated vacation of $1,947. Prior to the Acquisition on September 29, 2010, Mr. Creamer was our President and Chief Executive Officer. On August 4, 2009, Mr. Creamer was granted an option to purchase up to 1,305,131 shares of Common Stock at $0.49 per share, which adjusted for our reverse split, is now an option to purchase up to 652,566 shares of Common Stock at $0.98 per share. The option fully vested upon the change of control of the Company on September 29, 2010 and has a term of seven years expiring on August 4, 2016.

Employment Agreement

On August 15, 2011, we entered into an employment agreement (the “Employment Agreement”) with Robert E. Lawless. The Employment Agreement provides for Mr. Lawless to serve as our Chief Financial Officer for a two-year term, commencing August 15, 2011, unless his employment is earlier terminated as provided in the Employment Agreement. The Employment Agreement may be extended for successive one-year periods by an amendment executed by the parties.

The Employment Agreement provides for an annual salary of $250,000 and target bonus of up to 0.75 times his base salary, prorated for partial years. Mr. Lawless was granted an option to purchase up to 500,000 shares of Common Stock upon his first day of employment. The exercise price for the option was the fair market value of the Common Stock on the grant date. One-third of the shares of Common Stock subject to the option will vest on each of the first three anniversaries of the grant date.

Pursuant to the Employment Agreement, Mr. Lawless was reimbursed for reasonable moving and relocation expenses related to his relocation to the Denver, Colorado area. If Mr. Lawless’s employment is terminated by us other than as a “Termination for Cause” (including expiration of the Employment Agreement) or by him as a “Voluntary Termination for Good Reason,” each as defined in the Employment Agreement, he will be entitled to severance generally equal to one year’s salary, subject to Mr. Lawless entering into a prescribed waiver of claims with the Company.

Under the Employment Agreement, Mr. Lawless is subject to certain restrictive covenants, including a non-competition provision for up to one year that becomes applicable following certain terminations, and non-solicitation, non-interference and confidentiality provisions.

Director Compensation

The Board adopted a compensation policy for our non-employee directors. Directors who are employees do not receive any additional compensation for their Board service. Under the policy, each non-employee director will receive an annual retainer of $20,000 and a fee of $1,500 for each meeting of the full Board they attend. Additionally, each non-employee director will receive a fee of $1,000 for each committee meeting and annual retainers as follows in the table below:

	Audit Committee	Compensation Committee	Governance Committee	Capital Committee
Chair	$9,000	$8,000	$6,000	$15,000
Member	6,000	5,000	3,000	6,000

Each non-employee director was also granted an option to purchase up to 225,000 shares of our Common Stock at an exercise price of $0.15 per share at the time they were initially elected to the Board, which was December 31, 2010. The shares subject to these options vest 33% on each of the first three anniversaries of the date of grant.

We will reimburse our directors for their reasonable out-of-pocket costs in connection with their Board service. Upon completion of our reincorporation into Delaware during 2011, we entered into indemnification agreements with each of our directors and executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table of Beneficial Ownership

The following table sets forth, as of February 1, 2012, beneficial ownership information with respect to our Common Stock for (i) each director, (ii) each of our named executive officers, (iii) all of our executive officers and directors as a group, and (iv) each person we know to be the beneficial owner of 5% or more of our outstanding Common Stock. We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise listed, the address for each of the stockholders is c/o NexCore Healthcare Capital Corp, 1621 18th Street, Suite 250, Denver, Colorado, 80202.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (1)
Directors and Executive Officers
Gregory C. Venn	19,150,669	(2)	38.	7%
Peter K. Kloepfer	19,150,669	(2)	38.	7%
Robert D. Gross	—	(3)	—%
Robert E. Lawless	—	(4)	—%
James W. Creamer III	665,066	(5)	1.	3%
Brian L. Klemsz	2,467,625	(6)	5.	0%
Richard A. Bloom	75,000	(7)	0.	1%
Loren E. Snyder	75,000	(8)	0.	1%
All directors and executive officers as a group (8 persons)	48,841,468	(9)	98.	3%
Five Percent Stockholders
G. Brent Backman	11,815,397	(10)	23.9%
BOCO Investments, LLC 103 West Mountain Ave. Fort Collins, Colorado, 80524	15,137,385		30.6%
GDBA Investments LLLP 1440 Blake Street, Suite 310 Denver, Colorado 80202	11,935,789		24.1%

(1)

“Number of shares beneficially owned” includes shares of Common Stock that may be acquired by exercising stock options within 60 days of February 1, 2012. Applicable percentage ownership is based on 49,455,841 shares of Common Stock outstanding as of February 1, 2012.

(2)

Messrs. Venn and Kloepfer have the right to vote these shares pursuant to the terms of a Voting Trust, of which they are trustees. Messrs. Venn and Kloepfer disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)	Mr. Gross has a pecuniary interest in 3,237,734 shares, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees.
(4)	Mr. Lawless was granted a stock option to purchase up to 500,000 shares of Common Stock, none of which were exercisable within 60 days of February 1, 2012.
(5)

Includes 652,566 shares of Common Stock issuable to Mr. Creamer upon the exercise of a stock option within 60 days of February 1, 2012. Mr. Creamer served as our Chief Financial Officer from September 29, 2010 until his resignation on April 15, 2011.

(6)

Includes 225,000 shares owned by Mr. Klemsz’ spouse and minor child, and 1,645,000 shares held by WestMountain Asset Management, of which Mr. Klemsz is chief executive officer. Also includes 75,000 shares of Common Stock issuable to Mr. Klemsz upon the exercise of a stock option within 60 days of February 1, 2012.

(7)	Consists of 75,000 shares of Common Stock issuable to Mr. Bloom upon the exercise of a stock option within 60 days of February 1, 2012.
(8)

Mr. Snyder has a pecuniary interest in 364,794 shares, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees. Also includes 75,000 shares of Common Stock issuable to Mr. Snyder upon the exercise of a stock option within 60 days of February 1, 2012.

(9)

Includes an aggregate of 48,616,468 shares of common stock, and 225,000 shares of common stock underlying currently exercisable stock options which will become exercisable within 60 days after February 1, 2011.

(10)

Consists of 11,770,397 shares owned by GDBA Investments LLLP, which is controlled by Mr. Backman, and 45,000 shares that are owned by Mr. Backman’s adult children. Mr. Backman disclaims beneficial ownership of the shares owned by his adult children.

Equity Compensation Plan Information

The following table sets forth information regarding our Amended and Restated 2008 Equity Compensation Plan as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans (Excluding Securities reflected in Column (a)
Equity compensation plan approved by security stockholders	3,177,079	$0.49	1,872,921

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Revenue, Direct Costs of Revenue and Accounts Receivable

The main sources of income of the Company are fees and commissions related to client consulting and advisory services, property development, management and leasing. Revenue associated with transactions with properties where certain officers of the Company have, or the Company itself has, an ownership interest in, or can significantly influence decision-making on behalf of the property, is related party revenue.

	For the Year Ended December 31,
	2011	2010
Revenue
Unrelated party	$2,237,073	$1,660,546
Related party	8,342,278	4,846,625

Total revenue	$10,579,351	$6,507,171

	For the Year Ended December 31,
	2011	2010
Direct costs of revenue
Unrelated party	$310,696	$193,397
Related party	443,715	627,419

Total direct costs of revenue	$754,411	$820,816

	December 31, 2011	December 31, 2010
Accounts Receivable
Unrelated party	$205,786	$284,883
Related party	3,355,171	301,662

Total accounts receivable	$3,560,957	$586,545

GDBA Investments LLLP

GDBA, a private investment company, provided financing to our predecessor company, CapTerra. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with GDBA was outstanding. On September 30, 2010, one of our wholly-owned subsidiaries signed a promissory note with Safe Harbor I, LLC, an entity controlled by GDBA and BOCO, in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank described in Note 6 to our Consolidated Financial Statements. On December 12, 2010, the note was amended and assigned to GDBA. Additionally, on December 1, 2010, we signed promissory notes totaling $425,000 between GDBA and our consolidated affiliates that were used to repay outstanding debt to vendors. All the notes carried a 0.46% annual interest rate. The outstanding balances of these notes are detailed in the table below. As of December 31, 2010 total interest accrued for all notes due GDBA was $593. These notes were repaid in full during the year ended December 31, 2011.

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with BOCO was outstanding with an annual interest rate of 0.46%.

Additionally, NexCore Group LP has a revolving line of credit with BOCO. The line of credit in the amount of up to $2,000,000 bears an annual interest rate of 8% and is secured by substantially all of our assets. During June 2011, the line of credit was extended until July 29, 2012. There was no outstanding balance on this line of credit as of December 31, 2011 or 2010, respectively. As of December 31, 2010, total interest accrued for all notes due BOCO was $3,155. These notes were repaid in full during the year ended December 31, 2011.

	GDBA	BOCO	Total
Related party debt as of December 31, 2010:
Subordinated notes	$505,854	$2,580,041	$3,085,895
Promissory notes	247,018	—	247,018
Line of credit	—	—	—
Accrued interest	593	3,155	3,748

Total related party debt	$753,465	$2,583,196	$3,336,661

Related party debt as of December 31, 2011	$—	$—	$—

Transfer of Assets

As discussed in Note 3 to our Consolidated Financial Statements, on March 25, 2011, we transferred our interests in nine subsidiaries holding real estate assets to CDA, a subsidiary of BOCO, in exchange for CDA assuming our related party debt with BOCO and GDBA, and the credit facility with First Citizens Bank. The related party debt that was assumed by CDA was no longer an obligation of ours as of March 25, 2011.

Guaranties

We executed project completion guaranties with US Bank and Wells Fargo in connection with construction loans for the development projects that commenced in September 2010, June 2011 and November 2011. The guaranty agreements unconditionally guarantee US Bank and Wells Fargo that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of December 31, 2011, we believe any amounts associated with these guaranties will be de minimus and therefore have not recorded a corresponding liability. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties, for which it will receive fees upon completion of the projects. Messrs. Venn, Kloepfer and Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) have agreed, subject to certain limitations, to indemnify the related party entity if it is required to make payment under these limited payment guaranties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants, billed an aggregate of $93,650 for the year ended December 31, 2011 and $107,936 for the year ended December 31, 2010 for professional services rendered for the audits of our Consolidated Financial Statements and review of the Consolidated Financial Statements included in our quarterly reports. No tax or other service fees were incurred with Ehrhardt Keefe Steiner & Hottman, P.C. during the years ended December 31, 2011 and 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

1.	Financial Statements.

The list of the Consolidated Financial Statements set forth on the Index to Financial Statements on Page 36 of this Form 10-K is incorporated into this item by reference.

2.	Financial Statement Schedules.

No financial statement schedules are applicable to this filing.

3.	Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages E-1 to E-2 of this Form 10-K, which is incorporated into this item by reference.

(b)	See (a)3. above.

(c)	See (a)2. above.

(d) SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexCore Healthcare Capital Corp

Dated: March 30, 2012	By:	/s/ Gregory C. Venn
Gregory C. Venn
President and Chief Executive Officer

Dated: March 30, 2012	By:	/s/ Robert E. Lawless
Robert E. Lawless
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	By:	/s/ Gregory C. Venn
Gregory C. Venn
Director

Dated: March 30, 2012	By:	/s/ Peter K. Kloepfer
Peter K. Kloepfer
Director

Dated: March 30, 2012	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director

Dated: March 30, 2012	By:	/s/ Richard A. Bloom
Richard A. Bloom
Director

Dated: March 30, 2012	By:	/s/ Loren E. Snyder
Loren E. Snyder
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

NexCore Healthcare Capital Corp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of NexCore Healthcare Capital Corp and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCore Healthcare Capital Corp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 30, 2012

Denver, Colorado

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,930,441	$3,513,651
Restricted cash	—	1,006,342
Accounts receivable	3,560,957	586,545
Prepaid expenses and deposits	62,565	47,948
Revenue in excess of billings	248,874	335,460
Pre-development costs	71,697	246,527
Investment in unconsolidated affiliate	4,514,579	2,551,343
Property and equipment, net of accumulated depreciation of 443,694 and 328,796, respectively	585,175	120,561
Real estate held for sale	—	7,191,821

Total assets	$10,974,288	$15,600,198

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$176,647	$142,522
Accrued liabilities	1,376,753	229,709
Senior subordinated notes, related parties	—	3,336,661
Deferred rent and other liabilities	341,608	—
Notes payable	—	3,915,869

Total liabilities	1,895,008	7,624,761
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,455,841 issued and outstanding as of December 31, 2011 and December 31, 2010	49,456	49,456
Additional paid-in capital	11,136,895	11,034,657
Accumulated deficit	(2,514,658)	(3,403,269)

Total stockholders’ equity	8,671,693	7,680,844
Noncontrolling interests	407,587	294,593

Total equity	9,079,280	7,975,437

Total liabilities and equity	$10,974,288	$15,600,198

The accompanying notes are an integral part of these Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010
REVENUE:
Development, facilities consulting and construction management fees	$5,920,447	$2,498,737
Leasing commissions and tenant consulting fees	2,118,060	1,240,191
Property and asset management fees	1,657,211	1,697,644
Investor advisory and other fees	883,633	1,070,599

Total revenue	10,579,351	6,507,171
OPERATING EXPENSES:
Direct costs of revenue	754,411	820,816
Depreciation and amortization	116,218	52,671
Selling, general and administrative	8,718,533	5,583,333

Total operating expenses	9,589,162	6,456,820

Income from operations	990,189	50,351
OTHER INCOME:
Equity in earnings of unconsolidated affiliate	22,954	—
Interest income	957	1,892
Gain on sale of property and equipment, net	966	—
Loss on disposal of real estate assets	(13,461)	—

Income before income taxes	1,001,605	52,243
Income tax provision	—	—

Consolidated net income	1,001,605	52,243
Net (income) loss attributable to noncontrolling interests	(112,994)	116,570

Net income attributable to common stockholders	$888,611	$168,813

EARNINGS PER COMMON SHARE
Basic income per common share	$0.02	$0.01

Diluted income per common share	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,455,841	31,169,768

Diluted	50,776,890	31,273,197

The accompanying notes are an integral part of these Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	25,000,000	$25,000	$6,420,858	$(3,572,082)	$—	$2,873,776
Net income	—	—	—	168,813	(116,570)	52,243
Consideration issued in Acquisition (as defined in Note 1)	22,697,921	22,698	5,004,735	—	—	5,027,433
Noncontrolling interest resulting from Acquisition (as defined in Note 1)	—	—	(411,163)	—	411,163	—
Equity-based compensation expense	—	—	2,402	—	—	2,402
Compensation expense related to employee stock issuances	112,920	113	17,825	—	—	17,938
Stock warrants exercised	1,645,000	1,645	—	—	—	1,645

Balance as of December 31, 2010	49,455,841	49,456	11,034,657	(3,403,269)	294,593	7,975,437

Net income	—	—	—	888,611	112,994	1,001,605
Equity-based compensation expense	—	—	102,238	—	—	102,238

Balance as of December 31, 2011	49,455,841	$49,456	$11,136,895	$(2,514,658)	$407,587	$9,079,280

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Consolidated net income	$1,001,605	$52,243
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	116,218	52,671
Loss on disposal of real estate assets (1)	13,461	—
Gain on disposal of property and equipment	(966)	—
Equity in earnings of unconsolidated affiliate	(22,954)	—
Equity-based compensation expense	102,238	20,340
Changes in operating assets and liabilities:
Accounts receivable (1)	(3,078,121)	(320,861)
Revenue in excess of billings	86,586	(335,460)
Prepaid expenses and deposits	(14,617)	2,191
Pre-development costs	174,830	211,418
Accounts payable and accrued liabilities (1)	1,221,299	135,764
Deferred rent	80,508	—

Net cash used in operating activities	(319,913)	(181,694)

INVESTING ACTIVITIES:
Capital expenditures	(344,590)	(97,652)
Cash acquired in reverse merger	—	5,009,927
Proceeds from disposal of real estate assets (1)	13,483	—
Proceeds from disposal of property and equipment	1,750	—
Investment in unconsolidated affiliate	(1,940,282)	(2,551,343)
Change in restricted cash	1,006,342	(1,006,342)

Net cash (used in) provided by investing activities	(1,263,297)	1,354,590

FINANCING ACTIVITIES:
Proceeds from line of credit	—	500,000
Payments on line of credit	—	(500,000)
Borrowings from senior subordinated notes, related parties	—	114,123
Principal payments on debt	—	(25,850)
Proceeds from the issuance of common stock	—	1,645

Net cash provided by financing activities	—	89,918

Net change in cash and cash equivalents	(1,583,210)	1,262,814
Cash and cash equivalents, beginning of period	3,513,651	2,250,837

Cash and cash equivalents, end of period	$1,930,441	$3,513,651

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$10,959

Supplemental disclosure of non-cash activity:
Landlord reimbursement of capital expenditures	$245,000	$—

(1)

As contemplated by the Acquisition (as defined in Note 1 below), the Company transferred its interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 3 below, to CDA Fund, LLC (“CDA,”) a subsidiary of BOCO Investments, LLC (“BOCO.”) In exchange, CDA assumed the Company’s related party senior notes with BOCO and GDBA Investments LLLP. (“GDBA,”) as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank.”) In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the year ended December 31, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of the Company as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 12.

The accompanying notes are an integral part of these Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

NexCore Healthcare Capital Corp (formerly Capterra Financial Group, Inc.) provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. The Company primarily focuses on serving and advising clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. The specific project types include on-campus and off-campus, multi-suite medical office and medical services buildings; post-acute care, assisted living and memory care facilities; hospital-sponsored, free-standing satellite emergency department facilities; medical malls; multi-specialty physician group practices; outpatient care centers; and single-specialty centers. Specialty hospitals focused on surgery or rehabilitation are also potential clients, provided that rigorous standards are being met and that such projects are not competitive with potential hospital and healthcare system clients.

NexCore Group LP was originally created in 2004 to provide solutions to hospitals and healthcare systems through a national platform focused on strategic and operational consulting, development, acquisitions, financing, leasing, and asset and property management services within the healthcare real industry.

On September 29, 2010, CapTerra Financial Group, Inc. (“CapTerra”) completed a business combination with NexCore Group LP. In connection with this business combination (the “Acquisition,”) CapTerra’s former operations were discontinued and the Company continued NexCore Group LP’s existing business as a national leader in the field of healthcare real estate development and management. NexCore Group LP was originally created in 2004 to provide real estate solutions to hospitals and healthcare systems through a national platform for the development, ownership and management of healthcare real estate. During 2011, CapTerra changed its name to NexCore Healthcare Capital Corp. See additional information in Note 3.

On April 1, 2011, the Company changed its state of incorporation from Colorado to Delaware in a transaction we refer to as the “Reincorporation.” The Reincorporation did not affect any of our contracts with third parties, result in any change in headquarters, business, jobs, or management, result in any change in the location of any of our offices or facilities, or materially affect our assets, liabilities or net worth.

As used herein, “NexCore,” “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, including NexCore Group LP, except where the context otherwise requires.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. The third-party equity interest in one consolidated subsidiary is reflected as noncontrolling interests in the Consolidated Financial Statements. We also have a noncontrolling partnership interest in one unconsolidated joint venture, which is accounted for under the equity method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

The Company consolidates entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which the Company is able to exercise significant influence but not control. The Company also consolidates any variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. As of December 31, 2011 and 2010, no VIEs were consolidated. The Company provides for noncontrolling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent.

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

Reclassifications

Certain items in our Consolidated Financial Statements for 2010 have been reclassified to conform to the 2011 presentation.

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

Fair Value Measurements

Fair value is defined as the exit price or price at which an asset (in its highest and best use) would be sold or a liability assumed by an informed market participant in a transaction that is not distressed and is executed in the most advantageous market. Our fair value measurements are based on the assumptions that market participants would use to price the asset or liability. As a basis for considering market participant assumptions in fair value measurements, current guidance establishes that a fair value hierarchy exists that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), that are observable at commonly quoted intervals, and the contracted sales price for assets held for sale. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments as of December 31, 2011 and 2010, respectively, are considered to be representative of their fair value due to the short maturity of these instruments.

Assets and liabilities measured at fair value on a non-recurring basis that resulted from the business combination discussed in Note 3 are as follows:

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate held for sale	$—	$—	$7,191,720	$7,191,720

The fair value of the real estate held for sale at December 31, 2010 was determined by using the future expected net cash flows on the sale of the property.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest. As of December 31, 2010, we had restricted cash of $1,006,342 related to certain minimum balances the Company was required to maintain until the nine non-medical properties were transferred. See Note 3 for additional information. We had no restricted cash as of December 31, 2011.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company considers accounts more than 30 days old to be past due. The Company estimates its allowance for doubtful accounts based on specific customer balance collection issues identified. For the years ended December 31, 2011 and 2010, respectively, no bad debt expense was recorded. As of December 31, 2011 and 2010, respectively, there was no allowance for doubtful accounts.

Related to Silver Cross, we recognized an early-completion bonus and project savings revenue totaling approximately $2.6 million, part of which was unbilled as of December 31, 2011. We anticipate billing and collecting the project savings revenue during the first quarter of 2012, subsequent to finalization of minor construction items identified during the final building reviews and certain other requirements related to tenant acceptance.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification (“ASC,”) the Company has capitalized certain third-party costs related to prospective development projects that we consider likely to proceed. If we subsequently determine that the project is no longer likely to proceed or such costs are not recoverable, any related capitalized costs are expensed and recorded as “Direct costs of revenue” on the Consolidated Statement of Operations. Upon commencement of the project, any related capitalized costs are submitted for reimbursement from the owner of the project. These costs include, but are not limited to, legal fees, marketing costs, travel expenses, architectural and engineering fees, due diligence expenses and other direct costs. The Company does not capitalize any internal costs as pre-development costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the expected life or term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statement of Operations.

Real Estate Held for Sale

We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analysis using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations. All real estate held for sale at December 31, 2010 was disposed of on March 25, 2011. See Note 3 for additional information.

Investment in Unconsolidated Affiliate

We account for our investment in unconsolidated affiliate under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment is initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliate” in our Consolidated Balance Sheet. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statement of Cash Flows.

During the analysis of the investment, it was determined that the unconsolidated affiliate was a VIE. The Company determined the affiliate was a VIE based on several factors, including whether the affiliate’s total equity investment at risk upon inception was sufficient to finance the affiliate’s activities without additional subordinated financial support. The Company made judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis. In a quantitative analysis, the Company incorporated various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. The determination of the appropriate accounting with respect to our VIE was based on the determination of the primary beneficiary. We determined we were not the primary beneficiary of the VIE as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance and we will not absorb a majority of the affiliate’s expected losses or receive a majority of the affiliate’s expected residual returns or both. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of December 31, 2011 and December 31, 2010, the Company recorded an asset of $248,874 and $335,460, respectively, for revenue recognized in excess of billings which represents the difference between actual billable revenue and the revenue recognized using the percentage-of-completion method.

We source tenants and negotiate leases for buildings we manage and in return are paid leasing commissions and tenant consulting fees. This revenue is recognized based on each negotiated contract with the building owner or development contract and is recognized accordingly per the contracts as services are performed and certain development benchmarks are achieved, unless future contingencies exist.

Property and asset management fees are recognized monthly as services are performed, unless future obligations exist. Investor advisory and other fees are typically recognized at the culmination of a transaction such as a purchase or sale of a building.

Certain contractual arrangements for services provide for the delivery of multiple services. The Company evaluates revenue recognition for each service to be rendered under these arrangements using criteria according to GAAP regarding multiple-element arrangements. For services that meet the separability criteria, revenue is recognized separately. For services that do not meet these criteria, revenue is recognized on a combined basis.

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

Guaranties

A guarantor is required to recognize, at the inception of a guaranty, a liability for the fair value of the obligation undertaken in issuing the guaranty. Management continually evaluates guaranties made to determine if the guaranties meet the criteria required to record a liability. As of December 31, 2011, our guaranties, referred to in Note 8, met the criteria to be recorded as liabilities; however, the amount was de minimus and no value was recorded.

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

The dilutive effect of the outstanding stock awards for the years ended December 31, 2011 and 2010 was 1,321,049 and 103,429 shares, respectively. Stock awards to purchase 1,525,208 and 848,499 shares of the Company’s common stock (“Common Stock”) were excluded from the calculation of diluted income per share for the years ended December 31, 2011 and 2010, respectively.

Because the business combination on September 29, 2010 was accounted for as a reverse acquisition, the number of shares of Common Stock outstanding from the beginning of the applicable period to the acquisition date was computed on the basis of the weighted average number of partnership units of NexCore Group LP outstanding during the period multiplied by the exchange ratio established in the acquisition agreement, which was 5,880 shares for each partnership unit (the “Exchange Ratio.”) The weighted average number of shares used in the earnings per share calculations for the year ended December 31, 2010, was based on the historical weighted average number of partnership units outstanding multiplied by the Exchange Ratio. The number of shares of Common Stock outstanding from the acquisition date to the end of the applicable period is the actual number of shares of Common Stock of the Company outstanding during that period.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of December 31, 2011 and 2010, respectively, the Company owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc. owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets.

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

The Company follows Financial Accounting Standards Board (“FASB”) issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have analyzed our various federal and state filing positions and consider our positions more like than not to be sustained upon examination by the applicable taxing authorities based on the technical merits of the position.

As discussed in Note 3, NexCore Group LP was deemed the accounting acquirer in the business combination with CapTerra Financial Group, Inc. and their historical results through the date of the acquisition are presented in the accompanying Consolidated Financial Statements. During 2009 and through the date of the business combination, NexCore Group LP was a partnership and was not subject to Federal and state income taxes. Its members were liable for income taxes based on their interest in NexCore Group LP. Accordingly, the financial statements do not reflect Federal and state income tax liabilities or benefits for these periods.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3. ACQUISITION AND DISPOSITION

Acquisition

As discussed in Note 1, on September 29, 2010, CapTerra acquired a 90% general partnership (“GP”) interest in NexCore Group LP which was accounted for as a reverse acquisition. Immediately prior to the Acquisition, CapTerra issued shares of Common Stock to two related private investment companies which previously provided financing to CapTerra, GDBA and BOCO for $5.0 million in cash and converted all subordinated debt in excess of the real estate asset value to Common Stock. CapTerra’s remaining assets and liabilities just prior to the transaction were $5.0 million in cash, approximately $7.2 million of real estate assets and approximately $7.2 million of debt.

The purchase consideration consisted of exchanging the respective GP and limited partnership (“LP”) interests in NexCore Group LP for 22,500,000 shares of CapTerra’s common stock which was valued at approximately $5.0 million. Capterra’s common stock was thinly traded prior to the business combination and therefore was concluded to be inactive and furthermore transactions in Capterra’s common stock were not considered orderly. Accordingly, the stock price was not considered to be a reasonable indication of fair value. In accordance with ASC 820-10-35-32 and 33, we valued the consideration based on the income approach which takes into account the net cash flows expected to be realized from the business. Because there was no value to the on-going business model of CapTerra, the present value of the future cash flows approximated the net assets (cash value of $5.0 million) of CapTerra immediately prior to the acquisition. WestMountain Asset Management, Inc. (“WestMountain”) an affiliate of BOCO, was issued a warrant to purchase 1,645,000 shares of Common Stock at an exercise price of $0.001 per share, in exchange for consulting services that WestMountain provided in connection with the Acquisition. The warrant was exercised on December 28, 2010.

Pursuant to the Acquisition, the surviving company, NexCore Healthcare Capital Corp (formerly CapTerra), is required to issue an additional 8,000,000 shares of Common Stock if there is not a specified amount of net operating loss carryforwards for state and Federal income tax purposes (collectively, the “NOLs”) for use during the period from the date of the Acquisition to January 1, 2014 (the “NOL Shares.”) If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of December 31, 2011, we do not consider the issuance of these shares probable. As such, we have not recorded any contingent consideration for possible issuance of these shares as of December 31, 2011.

As a result of the Acquisition, the combined company recorded noncontrolling interests of approximately $411,000 representing the pre-acquisition value of the 10% limited partnership interest in NexCore Group LP, and received de minimum amounts of property and equipment, prepaid assets, and accrued liabilities.

Previously, both CapTerra and NexCore Group LP had, and continue to have, fiscal calendar year ends. As of the date of the Acquisition, CapTerra’s former operations were discontinued and the surviving company continued NexCore Group LP’s existing business as a national leader in the field of healthcare real estate development and management. NexCore Group LP was originally created in 2004 to provide real estate solutions to hospitals and healthcare systems through a national platform for the development, ownership and management of healthcare real estate. During 2011, CapTerra changed its name to NexCore Healthcare Capital Corp.

The Company incurred acquisition costs of approximately $190,000 for the year ended December 31, 2010, which are included in “Selling, general and administrative” expenses in the Consolidated Statements of Operations. The Acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805: Business Combinations. The transaction has been accounted for as a reverse acquisition, thus the historical operating results, cash flows and financial position presented in the Consolidated Balance Sheets and Statements of Operations are those of NexCore Group LP and consolidated subsidiaries. The accumulated deficit of NexCore Group LP has been carried forward and the equivalent number of shares have been retroactively adjusted as if the combination occurred on the first day of the earliest period presented based upon the exchange ratio for the Acquisition. The Acquisition was accounted for as a reverse acquisition because (1) the former NexCore Group LP partners have the ability to elect the majority of the members of the Board of Directors, (2) the management of the combined company will consist primarily of the former senior management of NexCore Group LP and (3) the former partners of NexCore Group LP hold a large minority voting interest in the combined company and have deposited their shares into a combined voting trust where they will vote together.

The assets and liabilities of CapTerra were recorded at their fair values which approximated their purchase price, and accordingly, no resulting intangibles or goodwill was recorded in connection with the Acquisition. The approximate estimated fair value of CapTerra’s assets and liabilities consisted of the following at the date of the Acquisition:

Fair Value of the Assets and Liabilities Acquired
Cash and cash equivalents	$5,009,000
Real estate held for sale	7,191,000
Miscellaneous assets and liabilities	(9,000)
Senior subordinated revolving notes, related party	(3,222,000)
Notes payable	(3,942,000)

Total	$5,027,000

There are no amounts of revenue or expenses included in the Consolidated Statements of Operations related to CapTerra prior to the Acquisition. Pro forma financial results of the combined company with the consolidated subsidiaries as of December 31, 2010 is as follows:

For the Year Ended December 31, 2010
Pro forma revenue	$9,401,551
Pro forma net loss	(5,496,889)
Pro forma net loss per share – basic and diluted	(0.18)

Disposition

As of December 31, 2010, the Company had nine non-medical properties classified as real estate held for sale totaling $7,191,821, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were vacant land parcels. These non-medical properties were all related to the legacy CapTerra business. Pursuant to the Acquisition, it was determined that all non-medical real estate assets would be disposed of by the surviving company in order to continue to focus on healthcare real estate.

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

We estimated the fair value of the real estate using income and market valuation techniques and additional information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income analysis using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis and local supply and demand observations. For certain properties classified as held for sale, we also assessed fair value based on the contract sales price when we believe it is representative of the fair value less estimated selling costs.

NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

During September 2010, the Company entered into a joint venture agreement with an institutional equity partner to develop various healthcare related real estate projects. The Company owns a 15% interest in the limited liability company through which the joint venture is being conducted (“Venture I,”) which was determined to be a VIE. The Company is the managing member in Venture I, but its rights as managing member are subject to the rights of the institutional partner. We determined that we were not the primary beneficiary and therefore, we account for this investment under the equity method.

As of December 31, 2011, Venture I had one completed development project and two projects under development. Our investment balance of approximately $4.5 million represents cash we contributed to Venture I to fund our portion of these development projects. The completed development project began operations during the fourth quarter of 2011, and therefore, our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliate” in our Consolidated Statements of Operations.

The following table provides unaudited selected financial information for our unconsolidated affiliate as of, and for, the years ended December 31, 2011 and 2010.

	As of, and For the Year Ended December 31,
	2011	2010
Real estate, net of accumulated depreciation	$28,895,100	$—
Construction in progress	7,433,859	6,616,311
Total assets	37,631,562	6,815,459
Long term debt	11,961,097	—
Total liabilities	13,371,217	981,235
Partner’s capital	24,260,345	5,834,224
Rental revenues	617,949	—
Operating expenses	391,069	—
Depreciation expense	73,855	—
Net income	153,025	—

In connection with these projects, we entered into agreements with the lender for the projects to guarantee completion of the buildings. Additionally, a related-party company signed limited payment guaranty agreements with the lender detailed in Note 12.

NOTE 5. PROPERTY AND EQUIPMENT

Our property and equipment consists mainly of computer equipment, leasehold improvements and office equipment. Property and equipment is depreciated on a straight-line basis based on the useful life of the asset. Depreciation and amortization expense for the year ended December 31, 2011 and 2010 was $116,218 and $52,671, respectively.

	As of December 31,
	2011	2010
Computer equipment and software	$293,196	$232,916
Leasehold improvements	427,088	12,884
Medical office equipment	30,181	—
Vehicles	23,342	24,342
Office furniture and equipment	255,062	179,215

Total property and equipment	1,028,869	449,357
Accumulated depreciation and amortization	(443,694)	(328,796)

Total property and equipment, net	$585,175	$120,561

NOTE 6. ACCRUED LIABILITIES

	As of December 31,
	2011	2010
Accrued vacation	$18,913	$66,314
Accrued sick time	98,919	95,533
Accrued incentive bonus and other	1,258,921	67,862

Total accrued liabilities	$1,376,753	$229,709

Compensated employee absences are recorded in accordance with ASC Topic 710. Per the Company’s employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however not paid out upon termination.

NOTE 7. DEBT

BOCO Line of Credit

During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. This line of credit is secured by substantially all NexCore assets and bears an interest rate of 8.0%. There were no borrowings against this facility as of December 31, 2011 or at December 31, 2010.

Citizens Bank Senior Credit Facility

As of December 31, 2010, the Company had one outstanding note originally issued to CapTerra prior to the Acquisition under a real estate credit facility with Citizens Bank with a principal balance of $3,615,869. As previously discussed, on March 25, 2011, CDA assumed this obligation in exchange for our interests in nine subsidiaries holding real estate assets. Under the terms of the transfer, the Company was no longer responsible for amounts due under the credit facility as of March 25, 2011.

Cypress Sound, LLC

As of December 31, 2010, Cypress Sound, LLC (“Cypress,”) a subsidiary of the Company, had one note payable with a principal amount of $300,000, secured by a first deed of trust on the property held by Cypress and a personal guaranty by our partner in Cypress. The interest-only note carried a rate of 12% and was scheduled to mature on February 13, 2011. During the first quarter of 2011, the Company fully paid the balance due on this note.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Guaranties

The Company executed project completion guaranties with U.S. Bancorp (“US Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo”) on behalf of our unconsolidated affiliate, Venture I, in connection with construction loans for the three development projects. The guaranty agreements unconditionally guarantee the banks that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of December 31, 2011, one such project was completed and the other two projects under development were proceeding on schedule. The Company believes any amounts associated with these guaranties will be de minimus and therefore has not recorded a corresponding liability.

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

For the years ended December 31, 2011 and 2010, the straight-line amount recorded as an expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $225,479 and $229,795, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent” in the Consolidated

Balance Sheets. As of December 31, 2011, that amount was $325,508. There was no such deferred rent balance at December 31, 2010. The Company also leases additional office space in two locations. These contracts require monthly payments totaling approximately $2,700 and have terms of six months or less.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
2012	178,247
2013	253,449
2014	271,553
2015	277,587
2016	289,656
Remaining	301,725

Total	$1,572,217

Contingent Consideration Related to the Acquisition

Pursuant to the Acquisition, we are required to issue an additional 8,000,000 NOL Shares if there is not a specified amount of NOLs for state and Federal income tax purposes for use during the period from the date of the Acquisition to January 1, 2014. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of December 31, 2011, we do not consider the issuance of these shares probable. As such, we have not recorded any contingent consideration for possible issuance of these shares as of December 31, 2011. See Note 3 for additional information.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2011, the Company had 200,000,000 shares of Common Stock authorized, of which 49,455,841 shares were outstanding as of December 31, 2011 and 2010, respectively. Contemporaneously with the Acquisition, approximately 47.0 million shares of Common Stock became subject to various trading restrictions ranging from 2 to 4 years. Additionally, our board of directors, through the articles of incorporation, has the authority to authorize the issuance of 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of December 31, 2011 and 2010, respectively.

No shares of Common Stock were issued during the year ended December 31, 2011. On December 28, 2010, a warrant for 1,645,000 shares of Common Stock was exercised for $1,645, which also became subject to various trading restrictions. No warrants to purchase shares of Common Stock were outstanding at December 31, 2011. On December 28, 2010, the Company granted 12,920 shares of Common Stock subject to trading restrictions to one employee. Based on the $0.15 per share fair value of the shares of Common Stock on the day of the grant, the expense recognized for the grant was $1,938. On November 22, 2010, the Company sold 100,000 shares of Common Stock subject to trading restrictions to one employee for $1,000. Based on the $0.16 per share fair value of the stock on the day of the grant and that the employee paid the Company $0.01 per share, the expense recognized for the grant was approximately $16,000. Such expense was included in “Selling, general and administrative” in our Consolidated Statements of Operations.

NOTE 10. INCOME TAXES

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

The sources of income (loss) before income taxes were as follows:

	For the Year Ended December 31,
	2011	2010
United States	$1,001,605	$52,243
Foreign

Income (loss) before income taxes	$1,001,605	$52,243

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the United States Federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	As of December 31,
	2011	2010
Computed expected tax (expense) benefit	$340,546	$(17,763)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	44,431	(2,612)
Noncontrollling interest	(38,418)	—
Basis adjustment	885,036	—
State rate change	252,474	—
Change in valuation allowance	(1,484,068)	20,375

Income tax expense (benefit)	$—	$—

Deferred Tax Assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
Impairment of asset	$—	$5,751,000
Net operating loss and carryforwards	9,558,000	5,586,000
Allowance for doubtful accounts	—	348,000
Equity-based compensation expense	207,000	111,000
Deferred rent	127,000	—
Accrued compensation	41,000	—

Total deferred tax assets	9,933,000	11,796,000
Origination fee income	—	(85,000)
Partnership income	(16,000)	(213,000)
Fixed assets	(23,000)	(77,000)
Other	(25,000)	(68,000)

Total deferred tax liabilities	(64,000)	(443,000)

Net deferred tax asset (liability before valuation allowance	9,869,000	11,353,000

Valuation allowance	(9,869,000)	(11,353,000)

Total net deferred tax assets	$—	$—

As of December 31, 2011 and 2010, the Company has a valuation allowance of approximately $ 9.9 million and $ 11.3 million, respectively, since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. During the year ended December 31, 2011 the valuation allowance decreased by $1.5 million.

As of December 31, 2011 and 2010, the Company has net operating loss carryforwards in the United States for Federal income tax purposes of approximately $25.1 million and 11.4 million, respectively. The net operating losses may be subject to limitation under provisions of the Internal Revenue Code. The net operating losses will expire in varying amounts from 2025 to 2031.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In connection with the Acquisition which was accounted for as a reverse acquisition for accounting purposes, as discussed in Note 3, for income tax purposes CapTerra acquired Nexcore Group LP. Therefore, the Company acquired net deferred tax assets of approximately $11.1 million and recorded a corresponding valuation allowance of approximately $11.1 million.

The Company did not have any unrecognized tax benefits as of the years ended December 31, 2011 or 2010.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statement of Operations or accrued on the Consolidated Balance Sheet.

The primary jurisdictions in which the Company files tax returns are the United States and Colorado. With limited exception, the Company is no longer subject to United States Federal examinations for years before 2008 and Colorado state examinations for years before 2007.

NOTE 11. EQUITY-BASED COMPENSATION

Stock Options

We may grant stock options to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan (“the Plan.”) No stock options were exercised during the year ended December 31, 2011 or 2010, respectively. During the years ended December 31, 2011 and 2010, options issued under the Plan were valued using the Black-Sholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	2011	2010
Expected term of options	5.5 years	7 years
Expected volatility-range used	54.74%	87.49%-87.82
Expected volatility-weighted average	54.74%	87.66%
Risk-free interest rate-range used	1.60%-2.79%	2.11%-2.76%

Stock Options Summary Table

Equity-based compensation expense related to stock options granted under the Plan is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2011 and 2010, our equity-based compensation expense related to stock options was approximately $102,000 and $2,400, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of December 31, 2011, approximately $325,000 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. We expect to recognize such expense over a remaining weighted average period of 2.2 years.

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2011 and 2010, as well as the total options exercisable as of December 31, 2011. No options were exercised, forfeited or expired for the years ended December 31, 2011 and 2010, respectively. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the Plan	Weighted Average Exercise Price Per Share	Weighed Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2009	—	$—
Granted	1,375,000	0.16	$0.12
Acquired in Acquisition	1,052,079	0.78

Issued and outstanding as of December 31, 2010	2,427,079	0.43
Granted	750,000	0.69	$0.35

Issued and outstanding as of December 31, 2011	3,177,079	$0.49		5.5	$—

Exercisable as of December 31, 2011	1,510,412	$0.59		4.8	$—

NOTE 12. RELATED PARTIES

Revenue, Direct Costs of Revenue and Accounts Receivable

The main sources of income of the Company are fees and commissions related to client consulting and advisory services, property development, management and leasing. Revenue associated with transactions with properties where certain officers of the Company have, or the Company itself has, an ownership interest in, or can significantly influence decision-making on behalf of the property, is related party revenue.

	For the Year Ended December 31,
	2011	2010
Revenue
Unrelated party	$2,237,073	$1,660,546
Related party	8,342,278	4,846,625

Total revenue	$10,579,351	$6,507,171

	For the Year Ended December 31,
	2011	2010
Direct costs of revenue
Unrelated party	$310,696	$193,397
Related party	443,715	627,419

Total direct costs of revenue	$754,411	$820,816

	December 31, 2011	December 31, 2010
Accounts Receivable
Unrelated party	$205,786	$284,883
Related party	3,355,171	301,662

Total accounts receivable	$3,560,957	$586,545

GDBA Investments LLLP

GDBA, a private investment company, provided financing to our predecessor company, CapTerra. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with GDBA was outstanding. On September 30, 2010, one of our wholly-owned subsidiaries signed a promissory note with Safe Harbor I, LLC, an entity controlled by GDBA and BOCO, in the amount of $25,000, which was used entirely as a principal reduction payment for the note held by Citizens Bank described in Note 6. On December 12, 2010, the note was amended and assigned to GDBA. Additionally, on December 1, 2010, we signed promissory notes totaling $425,000 between GDBA and our consolidated affiliates that were used to repay outstanding debt to vendors. All the notes carried a 0.46% annual interest rate. The outstanding balances of these notes are detailed in the table below. As of December 31, 2010 total interest accrued for all notes due GDBA was $593. These notes were repaid in full during the year ended December 31, 2011.

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with BOCO was outstanding with an annual interest rate of 0.46%.

Additionally, NexCore Group LP has a revolving line of credit with BOCO. The line of credit in the amount of up to $2,000,000 bears an annual interest rate of 8% and is secured by substantially all of our assets. During June 2011, the line of credit was extended until July 29, 2012. There was no outstanding balance on this line of credit as of December 31, 2011 or 2010, respectively. As of December 31, 2010 total interest accrued for all notes due BOCO was $3,155. These notes were repaid in full during the year ended December 31, 2011.

	GDBA	BOCO	Total
Related party debt as of December 31, 2010:
Subordinated notes	$505,854	$2,580,041	$3,085,895
Promissory notes	247,018	—	247,018
Line of credit	—	—	—
Accrued interest	593	3,155	3,748

Total related party debt	$753,465	$2,583,196	$3,336,661

Related party debt as of December 31, 2011	$—	$—	$—

Transfer of Assets

As discussed in Note 3, on March 25, 2011, the Company transferred its interests in nine subsidiaries holding real estate assets to CDA, a subsidiary of BOCO, in exchange for CDA assuming our related party debt with BOCO and GDBA, and the credit facility with First Citizens Bank. The related party debt that was assumed by CDA was no longer an obligation of the Company as of March 25, 2011.

Guaranties

The Company executed project completion guaranties with US Bank and Wells Fargo in connection with construction loans for the development projects that Venture I commenced in September 2010, June 2011 and November 2011. The guaranty agreements unconditionally guarantee US Bank and Wells Fargo that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of December 31, 2011, the Company believes any amounts associated with these guaranties will be de minimus and therefore has not recorded a corresponding liability. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties, for which it will receive fees upon completion of the projects. Messrs. Venn, Kloepfer and Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) have agreed, subject to certain limitations, to indemnify the related party entity if it is required to make payment under these limited payment guaranties.

NOTE 13. CONCENTRATIONS

The Company’s leasing and property management revenue for the years ended December 31, 2011 and December 31, 2010, respectively, is primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of December 31, 2011, we managed 20 healthcare properties. Additionally, the development projects with Venture I accounted for $7.2 million, or 68% of the Company’s total revenue for the year ended December 31, 2011, and $3.1 million, or 47% of the Company’s total revenue for the year ended December 31, 2010. As of December 31, 2011, the balance of accounts receivable from projects associated with Venture I was $3.3 million, or 92% of our total accounts receivable balance. As of December 31, 2010, the balance of accounts receivable from projects associated with Venture I was $0.2 million, or 45% of our total accounts receivable balance.

NOTE 14. SUBSEQUENT EVENTS

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (“recognized subsequent events.”) The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“nonrecognized subsequent events.”)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.3	Amended and Restated Agreement of Limited Partnership of NexCore Group LP, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

4.6	Warrant issued to WestMountain Asset Management, Inc., incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.1	Amended and Restated 2008 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2011. †

10.2	Employment Agreement, dated as of July 6, 2011, by and between NGE Co. and Robert Lawless, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011. †

10.43	Interest Purchase Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.44	Indemnification Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.45	Asset Indemnification Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.46	Loan Indemnification Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.47	Shareholders’ Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.48	Lock-Up Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

21.1*	List of Subsidiaries.

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from NexCore Healthcare Capital Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*	Filed herewith.
**	The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of Form 10-K.

E-1