Form 10-Q
period 2012-03-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2012-05-11
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	49,455,841
(Class)	(Outstanding on May 1, 2012)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,194,681	$1,930,441
Accounts receivable	780,604	3,560,957
Prepaid expenses and deposits	52,159	62,565
Revenue in excess of billings	152,844	248,874
Pre-development costs	90,597	71,697
Investment in unconsolidated affiliate	4,514,579	4,514,579
Property and equipment, net of accumulated depreciation of 487,003 and 443,694, respectively	567,723	585,175

Total assets	$9,353,187	10,974,288

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$131,156	$176,647
Accrued liabilities	208,360	1,376,753
Deferred rent and other liabilities	392,248	341,608

Total liabilities	731,764	1,895,008
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,455,841 issued and outstanding as of March 31, 2012 and December 31, 2011	49,456	49,456
Additional paid-in capital	11,170,675	11,136,895
Accumulated deficit	(2,951,562)	(2,514,658)

Total stockholders’ equity	8,268,569	8,671,693
Noncontrolling interests	352,854	407,587

Total equity	8,621,423	9,079,280

Total liabilities and equity	$9,353,187	10,974,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Development, facilities consulting and construction management fees	$317,342	$263,608
Leasing commissions and tenant consulting fees	244,726	189,768
Property and asset management fees	534,403	355,454
Investor advisory and other fees	184,751	50,789

Total revenue	1,281,222	859,619
OPERATING EXPENSES:
Direct costs of revenue	211,839	142,912
Depreciation and amortization	43,309	16,450
Selling, general and administrative	1,747,974	1,790,001

Total operating expenses	2,003,122	1,949,363

Loss from operations	(721,900)	(1,089,744)
OTHER INCOME:
Equity in earnings of unconsolidated affiliate	240,069	—
Interest income	167	480
Gain on sale of property and equipment, net	—	1,150
Loss on disposal of real estate assets	—	(13,461)

Loss before income taxes	(481,664)	(1,101,575)
Income tax provision	—	—

Consolidated net loss	(481,664)	(1,101,575)
Net loss attributable to noncontrolling interests	44,760	105,729

Net loss attributable to common stockholders	$(436,904)	$(995,846)

EARNINGS PER COMMON SHARE
Basic loss per common share	$(0.01)	$(0.02)

Diluted loss per common share	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,455,841	49,455,841

Diluted	49,455,841	49,455,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2012

(unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	49,455,841	$49,456	$11,136,895	$(2,514,658)	$407,587	$9,079,280
Net loss	—	—	—	(436,904)	(44,760)	(481,664)
Equity-based compensation expense	—	—	33,780	—	—	33,780
Distributions to noncontrolling interests	—	—	—	—	(9,973)	(9,973)

Balance as of March 31, 2012	49,455,841	$49,456	$11,170,675	$(2,951,562)	$352,854	$8,621,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss	$(481,664)	$(1,101,575)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	43,309	16,450
Loss on disposal of real estate assets (1)	—	13,461
Gain on disposal of property and equipment	—	(1,150)
Equity in earnings of unconsolidated affiliate	(240,069)	—
Equity-based compensation expense and other	33,780	21,011
Operating distributions from unconsolidated affiliate	240,069	—
Changes in operating assets and liabilities:
Accounts receivable (1)	2,780,353	(56,575)
Revenue in excess of billings	96,030	72,394
Prepaid expenses and deposits	10,406	(16,361)
Pre-development costs	(18,900)	(201,722)
Accounts payable and accrued liabilities (1)	(1,214,384)	91,630
Deferred rent	51,140	69,952

Net cash provided by (used in) operating activities	1,300,070	(1,092,485)

INVESTING ACTIVITIES:
Capital expenditures	(25,857)	(133,735)
Proceeds from disposal of real estate assets (1)	—	13,483
Proceeds from disposal of property and equipment	—	1,750
Change in restricted cash	—	5,255

Net cash used in investing activities	(25,857)	(113,247)

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(9,973)	—

Net cash used in financing activities	(9,973)	—

Net change in cash and cash equivalents	1,264,240	(1,205,732)
Cash and cash equivalents, beginning of period	1,930,441	3,513,651

Cash and cash equivalents, end of period	$3,194,681	$2,307,919

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

(1)

We transferred our interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 3 below, to CDA Fund, LLC (“CDA”), a subsidiary of BOCO Investments, LLC (“BOCO”). In exchange, CDA assumed our related party senior notes with BOCO and GDBA Investments LLLP (“GDBA”), as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank”). In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the three months ended March 31, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of ours as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 10.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1. ORGANIZATION

NexCore Healthcare Capital Corp provides comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. We have historically been active in a wide range of healthcare project types, including medical office buildings, medical services buildings, outpatient centers of excellence, freestanding emergency departments, wellness centers, multispecialty physician group facilities and single-specialty physician group facilities. In addition, we have been leveraging our extensive network of healthcare industry relationships to focus on post-acute care projects including skilled nursing, assisted living and rehabilitation facilities. Based upon regulatory healthcare initiatives and the continual need to lower the cost of healthcare services, we believe that these will be high growth markets for the foreseeable future. Our majority owned subsidiary, Nexcore Group LP, was formed in 2004.

As used herein, “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, except where the context otherwise requires.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information and Reclassifications

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2011 and related notes thereto as filed on Form 10-K on March 30, 2012. Certain items in our Consolidated Financial Statements for the three months ended March 31, 2011 have been reclassified to conform to the current presentation.

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare Capital Corp and our consolidated subsidiaries. The third-party equity interest in one consolidated subsidiary is reflected as a noncontrolling interest in the Consolidated Financial Statements. We also have a noncontrolling partnership interest in one unconsolidated joint venture, which is accounted for under the equity method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments as of March 31, 2012 and 2011, respectively, are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than 30 days old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. For the three months ended March 31, 2012, no bad debt expense was recorded. For the three months ended March 31, 2011, $1,629 was recorded as bad debt expense. As of March 31, 2012 and December 31, 2011, respectively, there was no allowance for doubtful accounts.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification (“ASC”), we have capitalized certain third-party costs related to prospective development projects that we consider likely to proceed. If we subsequently determine that the project is no longer likely to proceed or such costs are not recoverable, any related capitalized costs are expensed and recorded as “Direct costs of revenue” on the Consolidated Statement of Operations. Upon commencement of the project, any related capitalized costs are submitted for reimbursement from the owner of the project. These costs include, but are not limited to, legal fees, marketing costs, travel expenses, architectural and engineering fees, due diligence expenses and other direct costs. We do not capitalize any internal costs as pre-development costs.

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

Real Estate Held for Sale

All real estate held for sale as of December 31, 2010 was disposed of on March 25, 2011. See Note 3 for additional information.

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

During the analysis of the investment, it was determined that the unconsolidated affiliate was a VIE. We determined the affiliate was a VIE based on several factors, including whether the affiliate’s total equity investment at risk upon inception was sufficient to finance the affiliate’s activities without additional subordinated financial support. We made judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis. In a quantitative analysis, we incorporated various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. The determination of the appropriate accounting with respect to our VIE was based on the determination of the primary beneficiary. We determined we were not the primary beneficiary of the VIE as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of March 31, 2012 and December 31, 2011, we recorded an asset of $152,844 and $248,874, respectively, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method.

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

•	We generally earn no margin in the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

All of our service contracts are accounted for on a net basis.

Guaranties

A guarantor is required to recognize, at the inception of a guaranty, a liability for the fair value of the obligation undertaken in issuing the guaranty. Management continually evaluates guaranties made to determine if the guaranties meet the criteria required to record a liability. As of March 31, 2012 and December 31, 2011, respectively, our guaranties, referred to in Note 7, met the criteria to be recorded as liabilities; however, the amount was de minimus and no value was recorded.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding stock awards determined utilizing the treasury stock method. There was no dilutive effect for the outstanding awards for the three months ended March 31, 2012 and 2011, respectively, as we reported a net loss for both periods.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of March 31, 2012 and December 31, 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

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

We follow Financial Accounting Standards Board (“FASB”) issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have analyzed our various federal and state filing positions and consider our positions more likely than not to be sustained upon examination by the applicable taxing authorities based on the technical merits of the position.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on our Consolidated Financial Statements, as we had no transactions to report as comprehensive income.

NOTE 3. DISPOSITION OF REAL ESTATE ASSETS

As of December 31, 2010, we had nine non-medical properties classified as real estate held for sale totaling $7,191,821, three of which, representing a total cost of $3,506,054, were completed projects and six of which, representing a total cost of $3,685,767, were vacant land parcels. Pursuant to the reverse merger on September 29, 2010 (the “Acquisition”) with CapTerra Financial Group, Inc. (“CapTerra”), it was determined that all non-medical real estate assets, which were all related to the legacy CapTerra business, would be disposed of by us as the surviving entity in order to continue to focus on healthcare real estate.

On March 25, 2011, we transferred our interests in the nine subsidiaries holding these real estate assets to CDA, a subsidiary of BOCO, in exchange for assuming our related party senior notes with BOCO and GDBA and the credit facility with First Citizens Bank. The transaction resulted in a loss of $13,461. All debt assumed by CDA was no longer an obligation of ours as of March 25, 2011. CDA also assumed all future contingencies related to this transaction.

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

NOTE 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

During September 2010, we entered into a joint venture agreement with an institutional equity partner to develop various healthcare related real estate projects. We own a 15% interest in the limited liability company through which the joint venture is being conducted (“Venture I”), which was determined to be a VIE. We are the managing member in Venture I, but our rights as managing member are subject to the rights of the institutional partner. We determined that we were not the primary beneficiary as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance, and therefore, we account for this investment under the equity method.

As of March 31, 2012, Venture I had one completed development project and two projects under development. Our investment balance of approximately $4.5 million represents cash we contributed to Venture I to fund our portion of these development projects. The completed development project began operations during the fourth quarter of 2011, and therefore, our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliate” in our Consolidated Statements of Operations. Our portion of earnings and losses recognized represents our share of operating returns after preferred return requirements are fulfilled.

The following table provides unaudited selected financial information for our unconsolidated affiliate as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, respectively.

Balance Sheets	As of March 31, 2012	As of December 31, 2011
Real estate, net of accumulated depreciation	$35,983,419	$28,895,100
Construction in progress	9,771,603	7,433,859
Total assets	46,848,949	37,631,562
Long term debt	19,398,297	11,961,097
Total liabilities	20,260,182	13,371,217
Partner’s capital	26,588,767	24,260,345

Statements of Operations	For the Three Months Ended March 31,
	2012	2011
Rental revenues	$1,247,746	$—
Operating expenses	339,225	—
Depreciation expense	249,170	—
Interest expense	156,562	—
Net income	502,789	—

In connection with these projects, we entered into agreements with the lender for the projects to guarantee completion of the buildings. Additionally, a related-party company signed limited payment guaranty agreements with the lender detailed in Note 10.

NOTE 5. ACCRUED LIABILITIES

	As of March 31, 2012	As of December 31, 2011
Accrued vacation	$17,801	$18,913
Accrued sick time	70,436	98,919
Accrued incentive bonus and other	120,123	1,258,921

Total accrued liabilities	$208,360	$1,376,753

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

NOTE 6. DEBT

BOCO Line of Credit

During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. This line of credit is secured by substantially all our assets and bears an interest rate of 8.0% per annum. There were no borrowings against this facility as of March 31, 2012 or December 31, 2011.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Guaranties

We executed project completion guaranties with U.S. Bancorp (“US Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo”) on behalf of our unconsolidated affiliate, Venture I, in connection with construction loans for three development projects. The guaranty agreements unconditionally guarantee the banks that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of March 31, 2012, one such project was completed and the other two projects under development were proceeding on schedule. We believe any liabilities associated with these guaranties will be de minimus and therefore we have not recorded a corresponding liability on our Consolidated Financial Statements.

Leases

We lease our primary office space. The lease requires monthly base rent payments of approximately $20,115 for the first year and then incremental increases each year thereafter. The current lease started January 1, 2011 and expires December 31, 2017. In addition, we pay certain facility operating costs as a portion of rent expense. During the first quarter of 2011, we commenced improvements to the Denver office and completed these improvements during the second quarter. The landlord provided a $245,000 allowance for tenant improvements and a rent abatement of $186,600 that is recognized on a straight-line basis over the life of the lease.

For the three months ended March 31, 2012 and 2011, the straight-line amount recorded as an expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $51,141 and $60,352, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent” in the Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, that amount was $376,648 and $325,508, respectively. We also lease additional office space in two locations. These contracts require monthly payments totaling approximately $2,700 and have terms of six months or less.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
Remainder of 2012	$170,162
2013	253,449
2014	271,553
2015	277,587
2016	289,656
Remaining	301,725

Total	$1,564,132

Contingent Consideration

Pursuant to the Acquisition, we are required to issue an additional 8,000,000 shares of Common Stock (the “NOL Shares”) if there is not a specified amount of net operating loss carryforwards (“NOLs”) for state and Federal income tax purposes for use during the period from the date of the Acquisition to January 1, 2014. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of March 31, 2012, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of March 31, 2012 or December 31, 2011.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2012, we had 200,000,000 shares of Common Stock authorized, of which 49,455,841 shares were outstanding as of March 31, 2012 and December 31, 2011, respectively. Contemporaneously with the Acquisition, approximately 47,000,000 shares of Common Stock became subject to various trading restrictions ranging from two to four years. Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of March 31, 2012 and December 31, 2011, respectively.

No shares of Common Stock were issued during the three months ended March 31, 2012.

NOTE 9. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase our Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan (the “Plan”). During January 2012, we canceled 750,000 options that were out of the money and reissued 750,000 options on January 12, 2012 at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. This was accounted for as a modification of terms and a modification penalty of approximately $3,200 was added to the total equity-based compensation expense to be amortized.

Additionally, on January 31, 2012, we issued 528,000 options to various employees at an exercise price of $0.16 per share vesting over three years, with a fair value of less than $0.01 per share. All options issued under the Plan were valued using the Black-Sholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	January 12, 2012	January 31, 2012
Expected term of options	5.5 years	5.5 years
Expected volatility	54.74%	54.74%
Risk-free interest rate	1.37%	1.24%

Equity-based compensation expense related to options granted under the Plan is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three months ended March 31, 2012 and 2011, our equity-based compensation expense related to options was $33,780 and $19,382, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of March 31, 2012, $296,581 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the aforementioned plans. No options were exercised during the three months ended March 31, 2012 or 2011, respectively.

NOTE 10. RELATED PARTIES

Revenue, Direct Costs of Revenue and Accounts Receivable

Our main sources of income are fees and commissions related to client consulting and advisory services, property development, management and leasing. Revenue associated with transactions with properties where certain of our officers have, or we have, an ownership interest in, or can significantly influence decision-making on behalf of the property, is related party revenue.

	For the Three Months Ended March 31,
	2012	2011
Revenue
Unrelated party	$607,671	$431,643
Related party	673,551	427,976

Total revenue	$1,281,222	$859,619

	For the Three Months Ended March 31,
	2012	2011
Direct costs of revenue
Unrelated party	$103,194	$56,165
Related party	108,645	86,747

Total direct costs of revenue	$211,839	$142,912

	March 31, 2012	December 31, 2011
Accounts Receivable
Unrelated party	$261,333	$205,786
Related party	519,271	3,355,171

Total accounts receivable	$780,604	$3,560,957

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Brian L. Klemsz, who serves on our Board of Directors, is the Chief Investment Officer of BOCO.

NexCore Group LP, our consolidated subsidiary, has a revolving line of credit with BOCO. The line of credit in the amount of up to $2,000,000 bears an annual interest rate of 8% and is secured by substantially all of our assets. During June 2011, the line of credit was extended until July 29, 2012. There was no outstanding balance on this line of credit as of March 31, 2012 or December 31, 2011.

Transfer of Assets

As discussed in Note 3, on March 25, 2011, we transferred our interests in nine subsidiaries holding non-medical real estate assets to CDA, a subsidiary of BOCO, in exchange for CDA assuming our related party debt with BOCO and GDBA, and the credit facility with First Citizens Bank. The related party debt that was assumed by CDA was no longer an obligation of ours as of March 25, 2011.

Guaranties

We executed project completion guaranties with US Bank and Wells Fargo in connection with construction loans for three development projects that Venture I commenced in September 2010, June 2011 and November 2011. The guaranty agreements unconditionally guarantee US Bank and Wells Fargo that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of March 31, 2012, we believe any amounts associated with these guaranties will be de minimus and therefore we have not recorded a corresponding liability. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties for which it will receive fees upon completion of the projects. Messrs. Venn, Kloepfer and Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) have agreed, subject to certain limitations, to indemnify the related party entity if it is required to make payment under these limited payment guaranties.

NexCore Partners Inc

As of March 31, 2012 and December 31, 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

NOTE 11. CONCENTRATIONS

Our leasing and property management revenue for the three months ended March 31, 2012 and March 31, 2011, respectively, was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of March 31, 2012, we managed 21 healthcare properties. Additionally, the development projects with Venture I accounted for $0.4 million, or 34% of our total revenue for the three months ended March 31, 2012, and $0.2 million, or 24% of our total revenue for the three months ended March 31, 2011. As of March 31, 2012, the balance of accounts receivable from projects associated with Venture I was $0.4 million, or 53% of our total accounts receivable balance. As of December 31, 2011, the balance of accounts receivable from projects associated with Venture I was $3.3 million, or 92% of our total accounts receivable balance.

NOTE 12. SUBSEQUENT EVENTS

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

There were no subsequent events required to be disclosed for this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, including NexCore Group LP, a Delaware limited partnership, except where the context otherwise requires.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and such results will be subject to a variety of risks and uncertainties that may be beyond our control, including without limitation those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should also carefully review our financial statements and the notes thereto.

Overview

We provide comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. We have historically been active in a wide range of healthcare project types, including medical office buildings, medical services buildings, outpatient centers of excellence, freestanding emergency departments, wellness centers, multispecialty physician group facilities and single-specialty physician group facilities. In addition, we have been leveraging our extensive network of healthcare industry relationships to focus on post-acute care projects including skilled nursing, assisted living and rehabilitation facilities. Based upon regulatory healthcare initiatives and the continual need to lower the cost of healthcare services, we believe that these will be high growth markets for the foreseeable future.

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers, and we have become one of the nation’s most active and respected healthcare advisors. We and our principals have developed and acquired nearly 5.5 million square feet of commercial real estate. As of March 31, 2012, we managed 21 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet, and had four projects under development comprised of approximately 0.2 million square feet. We and our principals have completed over $700 million of real estate transactions on behalf of our institutional investors.

Business Strategy

Our business strategy is focused on anticipating the needs of our clients by providing innovative and flexible strategic planning solutions, targeting operational proficiencies and creating optimal financing and real estate structures with nationally-competitive, institutional capital sources. Such services assist healthcare service providers by lowering healthcare delivery costs and by providing efficient outpatient facilities. The majority of our revenue is derived from investor and project advisory fees, consultancy and management fees, co-investment returns and profit sharing interests. Any such profit sharing interests are usually recognized upon the occurrence of a monetization event for the development projects in which we are co-invested, such as when a stabilized development project is sold to an institutional investor. We plan to continue our strategy of selectively co-investing our capital with institutional partners and targeting profit sharing interests when appropriate investment opportunities arise.

Outlook for the Healthcare Industry

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as a greater need for the development of new outpatient facilities. In addition to the rising age of the baby boomer population, other factors that contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

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

Significant Transactions During 2012

Acquisition and Development Activity

During the three months ended March 31, 2012, we assisted one of our institutional partners in acquiring a medical office building. We earned an advisory fee upon the closing of this acquisition and began earning management fees for this asset commencing from the acquisition date.

As part of our healthcare advisory services and development business, we are co-invested in and managing the following healthcare projects through our development joint venture:

•

Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet, referred to as Silver Cross. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and fully leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. We are considering additional timeshare programs for existing and future healthcare projects to further expand our business opportunities.

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

Debt and Line of Credit

•	BOCO Line of Credit — During June 2011, the maturity date of our $2,000,000 line of credit with BOCO was extended to July 29, 2012. We currently have no borrowings against this facility.

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

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on management’s own assumptions, as there is little, if any, related observable market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of March 31, 2012 and December 31, 2011, we recorded an asset of $152,844 and $248,874, respectively, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method. If the estimated percentage complete was increased or decreased by five percent, development revenue for the three months ended March 31, 2012 would have increased or decreased in each case by approximately $117,000.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

(“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on our Consolidated Financial Statements, as we had no transactions to report as comprehensive income.

Results of Operations

NexCore Healthcare Capital Corp provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of March 31, 2012, we managed 21 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet, and had four projects under development comprised of approximately 0.2 million square feet. As of March 31, 2011, we managed 17 healthcare facilities and one retail facility comprised of approximately 1.2 million square feet and had one project under development comprised of approximately 0.2 million square feet.

Summary of the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$317,342	$263,608	$53,734	20.4%
Leasing commissions and tenant consulting fees	244,726	189,768	54,958	29.0%
Property and asset management fees	534,403	355,454	178,949	50.3%
Investor advisory and other fees	184,751	50,789	133,962	263.8%

Total revenue	1,281,222	859,619	421,603	49.0%

OPERATING EXPENSES:
Direct costs of revenue	211,839	142,912	68,927	48.2%
Depreciation and amortization	43,309	16,450	26,859	163.3%
Selling, general and administrative	1,747,974	1,790,001	(42,027)	(2.3)%

Total operating expenses	2,003,122	1,949,363	53,759	2.8%

Loss from operations	$(721,900)	$(1,089,744)	$367,844	33.8%

Revenue

Development, facilities consulting and construction management fees for the three months ended March 31, 2012 increased compared to the same period in 2011 primarily due to an increase in the number of our on-going development projects. Two ongoing development projects associated with our development joint venture comprised of approximately 48,000 and 85,000 square feet, respectively, commenced in 2011. In contrast, Silver Cross was the only large project underway during the three months ended March 31, 2011.

Leasing commissions and tenant consulting fees for the three months ended March 31, 2012 increased compared to the same period in 2011 primarily as a result of revenue being recognized upon the signing of negotiated leases for the development projects that commenced during 2011, and additional leasing at one of our managed properties. We typically recognize 50% of contractual leasing commissions upon final negotiation of the lease and 50% upon lease commencement, however for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include asset management fees, property management fees and maintenance revenue. Such fees increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to our management of four additional properties. As of March 31, 2012, we managed 21 properties with average occupancy of 92.9% compared to 17 properties with average occupancy of 93.0% as of March 31, 2011.

Investor advisory and other fees increased primarily due to an acquisition fee recognized during the three months ended March 31, 2012, as we assisted one of our institutional partners in acquiring a medical office building. We earned an advisory fee upon the closing of this acquisition and began earning management fees for this asset commencing on the acquisition date.

The recognition of certain fees and other revenue is dependent on specific performance milestones associated with our projects and as a result will also tend to fluctuate significantly from period to period.

Operating Expenses

Direct costs of revenue

Direct costs of revenue represent expenses paid to third parties for services related to predevelopment, property management, tenant leasing and due diligence, and incremental internal costs as they are incurred for projects that have commenced. We capitalize all third-party predevelopment costs related to future projects until a project is no longer probable or construction commences, at which time we are either reimbursed by the owners of the project or the capitalized costs are written off. Direct costs of revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily related to incrementally higher internal costs related to the four on-going development projects and increased third-party property management fees.

Depreciation and amortization

Expenses related to depreciation and amortization increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of additional tenant improvements completed at our main office and additional computer equipment purchased during the year ended December 31, 2011.

Selling, general and administrative

Selling, general and administrative expenses remained relatively consistent for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The slight decrease was primarily related to lower expenses incurred for professional fees partially offset by higher employee costs.

Liquidity and Capital Resources

Cash and cash equivalents were $3,194,681 on March 31, 2012 compared to $1,930,441 on December 31, 2011. The increase in cash is primarily related to the receipt of the final payment for the Silver Cross development project that was reflected in accounts receivable as of December 31, 2011. Our primary source of liquidity is cash provided by operations, although we have the ability to borrow under a line of credit with BOCO, as described below.

Cash provided by operating activities was $1,300,070 for the three months ended March 31, 2012, primarily due to the decrease in the accounts receivable balance. Cash provided by operating activities for the three months ended March 31, 2012 increased compared to the same period in 2011 due primarily to a 49% increase in revenue.

During the three months ended March 31, 2012, we used $25,857 for investing activities primarily related to the purchase of additional office equipment. During the three months ended March 31, 2011, we used $113,247 for investing activities primarily related to improvements to our Denver office space and additional office equipment, offset in part by cash received for the disposal of assets.

During the three months ended March 31, 2012, we made a distribution to our noncontrolling interest of $9,973. For the three months ended March 31, 2011, we had no financing activities.

We have a $2,000,000 line of credit with BOCO that is fully available to us with no current balance outstanding as of March 31, 2012. The line of credit is secured by substantially all of our assets and bears an interest rate of 8.0% per annum. The maturity date of this line of credit is July 29, 2012. We expect this line of credit will be renewed with substantially the same terms.

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

We provide this information as a supplement to GAAP information to help us and our investors understand the impact of various items on our Consolidated Financial Statements. We use Adjusted EBITDA as one of several metrics when assessing our performance. In addition, we use Adjusted EBITDA to define certain performance targets under our compensation programs. Because Adjusted EBITDA excludes items that are included in our Consolidated Financial Statements, it does not provide a complete measure of our operating performance and should not be used as a substitute for GAAP measures. Therefore, investors are encouraged to use our Consolidated Financial Statements when evaluating our financial performance.

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net loss is set forth in the table below for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
Consolidated net loss	$(481,664)	$(1,101,575)
Interest income	(167)	(480)
Depreciation and amortization	43,309	16,450
Income tax provision	—	—

EBITDA	(438,522)	(1,085,605)
Equity-based compensation expense	33,780	19,382

Adjusted EBITDA	$(404,742)	$(1,066,223)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on March 30, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed or furnished as part of this report on Form 10-Q.

Exhibit No.		Description

3.1		Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2		Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.3		Amended and Restated Agreement of Limited Partnership of NexCore Group LP, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

4.1		Warrant issued to WestMountain Asset Management, Inc., incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	**	The XBRL information in Exhibit 101 is deemed to be “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2012

NexCore Healthcare Capital Corp

By: /s/ Robert E. Lawless

Robert E. Lawless

Chief Financial Officer

(duly authorized officer and

principal financial officer)

EXHIBIT INDEX

The following is an index of the exhibits filed or furnished herewith as part of this report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL information in Exhibit 101 is deemed to be “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.