Form 10-Q
period 2012-06-30
NEXCORE HEALTHCARE CAPITAL CORP
filed 2012-08-10
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class)	49,455,841 (Outstanding on August 1, 2012)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$2,725,617	$1,930,441
Accounts receivable	1,451,200	3,560,957
Prepaid expenses and deposits	71,019	62,565
Revenue in excess of billings	91,017	248,874
Pre-development costs	111,181	71,697
Investment in unconsolidated affiliate	3,772,718	4,514,579
Property and equipment, net of accumulated depreciation of 516,311 and 443,694, respectively	541,066	585,175
Total assets	$8,763,818	$10,974,288

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$111,587	$176,647
Accrued liabilities	209,144	1,376,753
Deferred rent and other liabilities	409,598	341,608
Total liabilities	730,329	1,895,008

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,455,841 issued and outstanding as of June 30, 2012 and December 31, 2011	49,456	49,456
Additional paid-in capital	11,204,523	11,136,895
Accumulated other comprehensive loss	(221,169)	—
Accumulated deficit	(3,315,522)	(2,514,658)
Total stockholders’ equity	7,717,288	8,671,693
Noncontrolling interests	316,201	407,587
Total equity	8,033,489	9,079,280
Total liabilities and equity	$8,763,818	$10,974,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Development, facilities consulting and construction management fees	$602,256	$866,065	$919,598	$1,129,673
Leasing commissions and tenant consulting fees	320,239	300,899	564,965	490,667
Property and asset management fees	576,573	388,238	1,110,976	743,692
Investor advisory and other fees	189,362	293,188	374,113	343,977
Total revenue	1,688,430	1,848,390	2,969,652	2,708,009

OPERATING EXPENSES
Direct costs of revenue	281,728	204,170	493,567	347,082
Depreciation and amortization	40,455	25,002	83,764	41,452
Selling, general and administrative	1,655,004	1,703,806	3,402,978	3,493,807
Total operating expenses	1,977,187	1,932,978	3,980,309	3,882,341
Loss from operations	(288,757)	(84,588)	(1,010,657)	(1,174,332)

OTHER INCOME (LOSS)
Equity in earnings (losses) of unconsolidated affiliate	(112,184)	—	127,885	—
Interest income	329	165	496	645
Gain on sale of property and equipment, net	—	—	—	1,150
Loss on disposal of real estate assets	—	—	—	(13,461)
Loss before income taxes	(400,612)	(84,423)	(882,276)	(1,185,998)
Income tax provision	—	—	—	—
Consolidated net loss	(400,612)	(84,423)	(882,276)	(1,185,998)
Net loss attributable to noncontrolling interests	36,652	6,009	81,412	111,738
Net loss attributable to common stockholders	$(363,960)	$(78,414)	$(880,864)	$(1,074,260)

EARNINGS PER COMMON SHARE
Basic loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,455,841	49,455,841	49,455,841	49,455,841
Diluted	49,455,841	49,455,841	49,455,841	49,455,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net loss	$(400,612)	$(84,423)	$(882,276)	$(1,185,998)
Other comprehensive loss:
Unrealized loss on cash flow hedging derivative of unconsolidated affiliate	(221,169)	—	(221,169)	—
Comprehensive loss	(621,781)	(84,423)	(1,103,445)	(1,185,998)
Comprehensive loss attributable to noncontrolling interests	58,769	6,009	103,529	111,738
Comprehensive loss attributable to common stockholders	$(563,012)	$(78,414)	$(999,916)	$(1,074,260)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss	$(882,276)	$(1,185,998)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	83,764	41,452
Loss on disposal of real estate assets (1)	—	13,461
Gain on disposal of property and equipment	—	(1,150)
Equity in earnings of unconsolidated affiliate	(127,885)	—
Equity-based compensation expense and other	67,628	44,902
Operating distributions from unconsolidated affiliate	150,839	—
Changes in operating assets and liabilities:
Accounts receivable (1)	2,109,757	(214,269)
Revenue in excess of billings	157,857	188,044
Prepaid expenses and deposits	(8,454)	(22,247)
Pre-development costs	(39,484)	(241,445)
Accounts payable and accrued liabilities (1)	(1,232,669)	(101,361)
Deferred rent	67,990	343,916
Net cash provided by (used in) operating activities	347,067	(1,134,695)

INVESTING ACTIVITIES:
Capital expenditures	(39,655)	(483,205)
Investment in unconsolidated joint venture	—	(754,524)
Distributions from unconsolidated joint venture	497,738	—
Proceeds from disposal of real estate assets (1)	—	13,483
Proceeds from disposal of property and equipment	—	1,750
Increase in deposits	—	(50,000)
Change in restricted cash	—	1,006,342
Net cash provided by (used in) investing activities	458,083	(266,154)

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(9,974)	—
Net cash used in financing activities	(9,974)	—
Net change in cash and cash equivalents	795,176	(1,400,849)
Cash and cash equivalents, beginning of period	1,930,441	3,513,651
Cash and cash equivalents, end of period	$2,725,617	$2,112,802
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

(1)	We transferred our interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 3 below, to CDA Fund, LLC (“CDA”), a subsidiary of BOCO Investments, LLC (“BOCO”). In exchange, CDA assumed our related party senior notes with BOCO and GDBA Investments LLLP (“GDBA”), as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank”). In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the six months ended June 30, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of ours as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 10.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1. ORGANIZATION

NexCore Healthcare Capital Corp provides comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. We have historically been active in a wide range of healthcare project types, including medical office buildings, medical services buildings, outpatient centers of excellence, freestanding emergency departments, wellness centers, multi-specialty and single-specialty physician group facilities. In addition, we have been leveraging our extensive network of healthcare industry relationships to focus on post-acute care projects including skilled nursing, assisted living and rehabilitation facilities. Based upon regulatory healthcare initiatives and the continual need to lower the cost of healthcare services, we believe that these will be high growth markets for the foreseeable future. Our majority owned subsidiary, Nexcore Group LP, was formed in 2004.

As used herein, “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, except where the context otherwise requires.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information and Reclassifications

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2011 and related notes thereto as filed on Form 10-K on March 30, 2012. Certain items in our Consolidated Financial Statements for the three and six months ended June 30, 2011 have been reclassified to conform to the current presentation.

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

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments as of June 30, 2012 and 2011, respectively, are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than 30 days old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. For the three and six months ended June 30, 2012, no bad debt expense was recorded. For the three months ended June 30, 2011, no bad debt expense was recorded and for the six months ended June 30, 2011, $1,629 of bad debt expense was recorded. As of June 30, 2012 and December 31, 2011, respectively, there was no allowance for doubtful accounts.

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

Investment in Unconsolidated Affiliate

We account for our investment in unconsolidated affiliate under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliate” in our Consolidated Balance Sheet. Distributions from these investments that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statement of Cash Flows.

During the analysis of the investment, it was determined that the unconsolidated affiliate was a VIE. We determined the affiliate was a VIE based on several factors, including whether the affiliate’s total equity investment at risk upon inception was sufficient to finance the affiliate’s activities without additional subordinated financial support. We made judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis. In a quantitative analysis, we incorporated various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. The determination of the appropriate accounting with respect to this VIE was based on the determination of the primary beneficiary. We determined we were not the primary beneficiary of the VIE as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of June 30, 2012 and December 31, 2011, we recorded an asset of $91,017 and $248,874, respectively, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method.

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

Guaranties

A guarantor is required to recognize, at the inception of a guaranty, a liability for the fair value of the obligation undertaken in issuing the guaranty. Management continually evaluates guaranties made to determine if the guaranties meet the criteria required to record a liability. As of June 30, 2012 and December 31, 2011, respectively, our guaranties, referred to in Note 7, met the criteria to be recorded as liabilities; however, the amount was de minimus and no value has been recorded.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding stock awards determined utilizing the treasury stock method. There was no dilutive effect for the outstanding stock awards for the three and six months ended June 30, 2012 and 2011, respectively, as we reported a net loss for all periods.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of June 30, 2012 and December 31, 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on our Consolidated Financial Statements.

NOTE 3. DISPOSITION OF REAL ESTATE ASSETS

As of December 31, 2010, we had nine non-medical properties classified as real estate held for sale totaling $7,191,821. Pursuant to the reverse merger on September 29, 2010 (the “Acquisition”) with CapTerra Financial Group, Inc. (“CapTerra”), it was determined that all non-medical real estate assets, which were all related to the legacy CapTerra business, would be disposed of by us as the surviving entity in order to continue to focus on healthcare real estate.

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

As of June 30, 2012, Venture I had one project under development, one project near completion and one completed development project. Our investment balances of $3,772,718 and $4,514,579 as of June 30, 2012 and December 31, 2011, respectively, represents cash we contributed to Venture I to fund our portion of these development projects, adjusted by our share of results of operations and cash distributions. The completed development project began operations during the fourth quarter of 2011, and our portion of the earnings and losses from Venture I are reflected in “Equity in earnings (losses) of unconsolidated affiliate” in our Consolidated Statements of Operations. Additionally during the three months ended June 30, 2012, a subsidiary of Venture I refinanced its construction loan with longer-term debt and contemporaneously entered into an interest rate swap that qualifies for hedge accounting as a cash flow hedge. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

The following table provides unaudited selected financial information for our unconsolidated affiliate as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, respectively.

Balance Sheets	As of June 30, 2012	As of December 31, 2011
Real estate, net of accumulated depreciation	$41,155,331	$28,895,100
Construction in progress	11,355,349	7,433,859
Total assets	54,350,679	37,631,562
Debt	33,056,925	11,961,097
Total liabilities	36,105,366	13,371,217
Partner’s capital	17,544,942	24,170,320
Accumulated other comprehensive loss	221,169	—
Retained earnings	921,540	153,025

Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Rental revenues	$1,388,812	$—	$2,636,558	$—
Operating expenses	418,490	—	757,715	—
Depreciation expense	486,167	—	735,337	—
Interest expense	230,156	—	386,718	—
Net income	253,999	—	756,788	—
Fair value adjustment of cash flow hedge	(221,169)	—	(221,169)	—
Comprehensive income	32,830	—	535,619	—

In connection with these projects, we entered into agreements with the lender for the projects to guarantee completion of the buildings. Additionally, a related-party company signed limited payment guaranty agreements with the lender detailed in Notes 7 and 10.

NOTE 5. ACCRUED LIABILITIES

	As of June 30, 2012	As of December 31, 2011
Accrued vacation	$29,832	$18,913
Accrued sick time	72,728	98,919
Accrued incentive bonus and other	106,584	1,258,921
Total accrued liabilities	$209,144	$1,376,753

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

NOTE 6. DEBT

BOCO Line of Credit

NexCore Group LP, our consolidated subsidiary, had a revolving line of credit with BOCO which matured in July 2012. There was no outstanding balance on this line of credit as of June 30, 2012 or December 31, 2011.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Guaranties

We executed project completion guaranties with U.S. Bancorp (“US Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo”) on behalf of subsidiaries owned by our unconsolidated affiliate, Venture I, in connection with construction loans for three development projects. The guaranty agreements unconditionally guarantee the banks that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of June 30, 2012, one project was completed and refinanced and its completion guarantee was released. The other two projects under development were proceeding on schedule. We believe any liabilities associated with these guaranties will be de minimus and therefore we have not recorded a corresponding liability on our Consolidated Financial Statements.

Leases

We lease our primary office space and also lease additional office space in two locations. Our primary office space lease started January 1, 2011 and expires December 31, 2017, and the two additional office space leases have terms of six months or less. In addition, we pay certain facility operating costs as a portion of rent expense. During the first quarter of 2011, we commenced improvements to the Denver office and completed these improvements during the second quarter of 2011. The landlord provided a $245,000 allowance for tenant improvements and a rent abatement that is recognized on a straight-line basis over the life of the lease.

For the three and six months ended June 30, 2012, the amount recorded as rent expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $60,959 and $120,501, respectively. For the three and six months ended June 30, 2011, the amount recorded as rent expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $63,823 and $132,877, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent” in the Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, that amount was $392,582 and $325,508, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
Remainder of 2012	$140,834
2013	256,618
2014	271,553
2015	277,587
2016	289,656
Remaining	301,725
Total	$1,537,973

Contingent Consideration

Pursuant to the Acquisition, we are required to issue an additional 8,000,000 shares of Common Stock (the “NOL Shares”) if there is not a specified amount of net operating loss carryforwards (“NOLs”) for state and Federal income tax purposes for use during the period from the date of the Acquisition to January 1, 2014. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of June 30, 2012, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of June 30, 2012 or December 31, 2011.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2012, we had 200,000,000 shares of Common Stock authorized, of which 49,455,841 shares were outstanding as of June 30, 2012 and December 31, 2011, respectively. Contemporaneously with the Acquisition, approximately 47,000,000 shares of Common Stock became subject to various trading restrictions ranging from two to four years. Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock o any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of June 30, 2012 and December 31, 2011, respectively.

No shares of Common Stock were issued during the three and six months ended June 30, 2012.

NOTE 9. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase our Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan (the “Plan”). There were no options granted during the three months ended June 30, 2012. During the six months ended June 30, 2012, we canceled 750,000 options and granted 1,278,000 options at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. As part of the 1,278,000 options granted, the 750,000 options that were canceled were reissued. This was accounted for as a modification of terms and a modification penalty of approximately $3,200 was added to the total equity-based compensation expense to be amortized.

All options issued under the Plan were valued using the Black-Sholes option pricing model. The table below sets forth the assumptions used in valuing such options.

Issuances During the Six Months Ended June 30, 2012
Expected term of options	5.5 years
Expected volatility	54.74%
Risk-free interest rate range	1.24%-1.37%

Equity-based compensation expense related to options granted under the Plan is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three and six months ended June 30, 2012, our equity-based compensation expense related to options was $33,848 and $67,628, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2011, our equity-based compensation expense related to options was $23,890 and $43,273, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of June 30, 2012, $262,732 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the Plan. No options were exercised during the three and six months ended June 30, 2012 or 2011.

NOTE 10. RELATED PARTIES

Revenue, Direct Costs of Revenue and Accounts Receivable

Our main sources of income are fees and commissions related to client consulting and advisory services, property development, management and leasing. Revenue, direct costs of revenue and receivables associated with transactions with properties where certain of our officers have, or we have, an ownership interest in, or can significantly influence decision-making on behalf of the property, are considered related-party transactions. The amounts and balances related to these transactions for the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related party:	2012	2011	2012	2011
Revenue	$1,150,377	$1,204,511	$1,823,928	$1,632,487
Direct costs of revenue	92,905	151,488	179,908	238,235

	June 30, 2012	December 31, 2011
Related party:
Accounts Receivable	$1,203,661	$3,355,171

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Brian L. Klemsz, who serves on our Board of Directors, is the Chief Investment Officer of BOCO.

NexCore Group LP, our consolidated subsidiary, had a revolving line of credit with BOCO which matured in July 2012. There was no outstanding balance on this line of credit as of June 30, 2012 or December 31, 2011.

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

Guaranties

We executed project completion guaranties with US Bank and Wells Fargo in connection with construction loans for three development projects that subsidiaries of Venture I commenced in September 2010, June 2011 and November 2011. The guaranty agreements unconditionally guarantee US Bank and Wells Fargo that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of June 30, 2012, one of these guarantees was released and we believe any amounts associated with the remaining guaranties will be de minimus and therefore we have not recorded a corresponding liability. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties for which it will receive fees upon completion of the projects. Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) have agreed, subject to certain limitations, to indemnify the related party entity if it is required to make payment under these limited payment guaranties.

NexCore Partners Inc

As of June 30, 2012 and December 31, 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

NOTE 11. CONCENTRATIONS

Our leasing and property management revenue for the three and six months ended June 30, 2012 and June 30, 2011, respectively, was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of June 30, 2012, we managed 21 healthcare properties. Additionally, the development projects with Venture I accounted for $1,102,903, or 37%, of our total revenue for the six months ended June 30, 2012, and $1,293,835, or 48%, of our total revenue for the six months ended June 30, 2011. As of June 30, 2012, the balance of accounts receivable from projects associated with Venture I was $625,172, or 43%, of our total accounts receivable balance. As of December 31, 2011, the balance of accounts receivable from projects associated with Venture I was $3,258,336, or 92%, of our total accounts receivable balance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. We have historically been active in a wide range of healthcare project types, including medical office buildings, medical services buildings, outpatient centers of excellence, freestanding emergency departments, wellness centers, and multi-specialty and single-specialty physician group facilities. In addition, we have been leveraging our extensive network of healthcare industry relationships to focus on post-acute care projects including skilled nursing, assisted living and rehabilitation facilities. Based upon regulatory healthcare initiatives and the continual need to lower the cost of healthcare services, we believe that these will be high growth markets for the foreseeable future.

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers, and we have become one of the nation’s most active and respected healthcare advisors. We and our principals have developed and acquired nearly 5.5 million square feet of commercial real estate. As of June 30, 2012, we managed 21 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet, and had two projects under development comprised of approximately 0.2 million square feet. We and our principals have completed over $700 million of real estate transactions on behalf of our institutional investors.

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

Outlook for the Healthcare Industry

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as a greater need for the development of new outpatient facilities. In addition to the rising age of the baby boomer population, other factors that contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services, the decentralization of hospitals and their need to preserve capital and industry regulations and trends focused on reducing healthcare costs.

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

Significant Transactions During 2012

Acquisition and Development Activity

During the six months ended June 30, 2012, we assisted one of our institutional partners in acquiring a medical office building. We earned an advisory fee upon the closing of this acquisition and began earning management fees for this asset commencing from the acquisition date.

As part of our healthcare advisory services and development business, we are co-invested in and managing the following healthcare projects through our development joint venture, Venture I:

  Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet, referred to as Silver Cross. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and fully leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. We are considering additional timeshare programs for existing and future healthcare projects to further expand our business opportunities. During the quarter, the construction loan on this project was refinanced with longer-term debt.

  Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction was substantially complete as of June 30, 2012 and building operation is expected to commence during the third quarter of 2012.

  Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction is expected to be completed during the fourth quarter of 2012.

We are also managing and overseeing the completion of the following development projects:

  Rex Healthcare of Knightdale Wellness Center — We completed the original construction of the 63,000 square foot medical office building during the 2008-2009 timeframe. We later worked with the hospital to strategically locate an adjacent wellness center to complement the client’s orthopedic and cardiology programs, while developing mutually beneficial relationships between the various healthcare tenants to expand and fully lease the facility. Construction for this wellness center expansion at the medical office building commenced during September 2011 and includes the addition of 14,500 square feet. Construction of the wellness center was completed during the second quarter of 2012.

  United Health Services Outpatient Medical Facility — Construction commenced during December 2010 on this medical facility comprised of 85,000 square feet for which we provide client consulting services including strategic planning, feasibility analysis, site selection and project management services. Construction is expected to be completed during the third quarter of 2012.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex judgments.

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100 percent.

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

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of June 30, 2012 and December 31, 2011, we recorded an asset of $91,017 and $248,874, respectively, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method. If the estimated percentage complete was increased or decreased by five percent, development revenue for the six months ended June 30, 2012 would have increased by $76,059 or decreased by $110,879.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on our Consolidated Financial Statements.

Results of Operations

NexCore Healthcare Capital Corp provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of June 30, 2012, we managed 21 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet, and had two projects under development comprised of approximately 0.2 million square feet. As of June 30, 2011, we managed 18 healthcare facilities and one retail facility comprised of approximately 1.2 million square feet and had three projects under development comprised of approximately 0.3 million square feet.

Summary of the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$602,256	$866,065	$(263,809)	(30.5)%
Leasing commissions and tenant consulting fees	320,239	300,899	19,340	6.4%
Property and asset management fees	576,573	388,238	188,335	48.5%
Investor advisory and other fees	189,362	293,188	(103,826)	(35.4)%
Total revenue	1,688,430	1,848,390	(159,960)	(8.7)%

OPERATING EXPENSES:
Direct costs of revenue	281,728	204,170	77,558	38.0%
Depreciation and amortization	40,455	25,002	15,453	61.8%
Selling, general and administrative	1,655,004	1,703,806	(48,802)	(2.9)%
Total operating expenses	1,977,187	1,932,978	44,209	2.3%
Loss from operations	$(288,757)	$(84,588)	$(204,169)	(241.4)%

Revenue

Development, facilities consulting and construction management fees for the three months ended June 30, 2012 decreased compared to the same period in 2011 primarily due to revenue earned from the June 2011 commencement of one of our development projects.

Leasing commissions and tenant consulting fees for the three months ended June 30, 2012 increased compared to the same period in 2011 primarily as a result of steady leasing activities related to our development projects and our managed properties. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include asset management fees, property management fees and maintenance revenue. Such fees increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to our management of three additional properties. As of June 30, 2012, we managed 21 healthcare properties with average occupancy of 94.1% compared to 18 properties with average occupancy of 92.7% as of June 30, 2011.

Investor advisory and other fees decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to an acquisition fee recognized during the three months ended June 30, 2011, as we assisted one of our institutional partners in acquiring a medical office building. No such acquisition fees were received during the three months ended June 30, 2012. We earned an advisory fee upon the closing of this acquisition and began earning management fees for this asset commencing on the acquisition date.

The recognition of certain fees and other revenue is dependent on specific performance milestones associated with our projects and as a result will also tend to fluctuate significantly from period to period.

Operating Expenses

Direct costs of revenue represent expenses paid to third parties for services related to predevelopment, property management, tenant leasing and due diligence, and incremental internal costs as they are incurred for projects that have commenced. We capitalize all third-party predevelopment costs related to future projects until a project is no longer probable or construction commences, at which time we are either reimbursed by the owners of the project or the capitalized costs are expensed. Direct costs of revenue increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to incrementally higher internal costs related to the ongoing development projects and increased third-party property management fees.

Expenses related to depreciation and amortization increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily as a result of additional tenant improvements completed at our main office and additional computer equipment purchased during the latter part of the year ended December 31, 2011.

Selling, general and administrative expenses remained relatively consistent for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The slight decrease was primarily related to lower expenses incurred for professional fees partially offset by higher employee costs.

Summary of the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,
	2012	2011	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$919,598	$1,129,673	$(210,075)	(18.6)%
Leasing commissions and tenant consulting fees	564,965	490,667	74,298	15.1%
Property and asset management fees	1,110,976	743,692	367,284	49.4%
Investor advisory and other fees	374,113	343,977	30,136	8.8%
Total revenue	2,969,652	2,708,009	261,643	9.7%

OPERATING EXPENSES:
Direct costs of revenue	493,567	347,082	146,485	42.2%
Depreciation and amortization	83,764	41,452	42,312	102.2%
Selling, general and administrative	3,402,978	3,493,807	(90,829)	(2.6)%
Total operating expenses	3,980,309	3,882,341	97,968	2.5%
Loss from operations	$(1,010,657)	$(1,174,332)	$163,675	13.9%

Revenue

Development, facilities consulting and construction management fees for the six months ended June 30, 2012 decreased compared to the same period in 2011 primarily due to revenue earned for the June 2011commencement of one of our development projects.

Leasing commissions and tenant consulting fees for the six months ended June 30, 2012 increased compared to the same period in 2011 primarily as a result of steady leasing activities related to our development projects and our managed properties. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement, however for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include asset management fees, property management fees and maintenance revenue. Such fees increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to our management of three additional properties. As of June 30, 2012, we managed 21 healthcare properties with average occupancy of 94.1% compared to 18 properties with average occupancy of 92.7% as of June 30, 2011.

Investor advisory and other fees increased slightly during the six months ended June 30, 2012 compared to the same period in 2011. We earned an advisory fee in both periods for assisting one of our institutional partners in acquiring medical office buildings. Upon the closing of these acquisitions, we began earning management fees commencing on the acquisition date.

The recognition of certain fees and other revenue is dependent on specific performance milestones associated with our projects and as a result will also tend to fluctuate significantly from period to period.

Operating Expenses

Direct costs of revenue represent expenses paid to third parties for services related to predevelopment, property management, tenant leasing and due diligence, and incremental internal costs as they are incurred for projects that have commenced. We capitalize all third-party predevelopment costs related to future projects until a project is no longer probable or construction commences, at which time we are either reimbursed by the owners of the project or the capitalized costs are expensed. Direct costs of revenue increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to incrementally higher internal costs related to the ongoing development projects and increased third-party property management fees.

Expenses related to depreciation and amortization increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily as a result of additional tenant improvements completed at our main office and additional computer equipment purchased during the latter part of the year ended December 31, 2011.

Selling, general and administrative expenses remained relatively consistent for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The slight decrease was primarily related to lower expenses incurred for professional fees partially offset by higher employee costs.

Liquidity and Capital Resources

Cash and cash equivalents were $2,725,617 on June 30, 2012 compared to $1,930,441 on December 31, 2011. The increase in cash and cash equivalents is primarily related to the receipt of payments from development projects that were reflected in accounts receivable as of December 31, 2011. Our primary source of liquidity is cash provided by operations.

Cash provided by operating activities was $347,067 for the six months ended June 30, 2012, primarily due to the decrease in the accounts receivable balance from December 31, 2011 due to collections, and operating cash distributions from our development joint venture. Cash provided by operating activities for the six months ended June 30, 2012 increased compared to the same period in 2011 due primarily to the operating cash distributions from our development joint venture and positive changes in working capital.

During the six months ended June 30, 2012, cash provided by investing activities primarily related to cash distributions from our development joint venture, offset by the purchase of additional office equipment. During the six months ended June 30, 2011, we used $754,524 to invest in our development joint venture and $483,205 for improvements to our Denver office space and additional office equipment. These uses were partially offset by a decrease in our restricted cash.

During the six months ended June 30, 2012, we made a distribution to our noncontrolling interest of $9,974. For the six months ended June 30, 2011, we had no financing activities.

We intend to meet our liquidity needs from our available cash and funds provided by operations. We believe that these resources are sufficient to meet our reasonably foreseeable cash requirements. However, management continues to assess our capital resources in relation to our ability to fund operations and new investments on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and future growth.

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

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net loss is set forth in the table below for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net loss	$(400,612)	$(84,423)	$(882,276)	$(1,185,998)
Exclude: Interest income	(329)	(165)	(496)	(645)
Exclude: Depreciation and amortization	40,455	25,002	83,764	41,452
Exclude: Income tax provision	—	—	—	—
EBITDA	(360,486)	(59,586)	(799,008)	(1,145,191)
Exclude: Equity-based compensation expense	33,848	23,890	67,628	43,272
Adjusted EBITDA	$(326,638)	$(35,696)	$(731,380)	$(1,101,919)

In addition to Adjusted EBITDA referenced in the table above, we received $408,506 and $648,576 of cash distributions from our development joint venture for the three and six month periods ended June 30, 2012 versus equity earnings (losses) from this unconsolidated joint venture recognized on a GAAP basis of $112,184 and $(127,885) which is included in Consolidated net loss. We anticipate the receipt of additional cash distributions from our development joint venture on a monthly basis until the three development assets in which we have co-invested are sold

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

August 10, 2012

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

