Form 10-Q
period 2012-09-30
NEXCORE HEALTHCARE CAPITAL CORP
filed 2012-11-13
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class)	49,455,841 (Outstanding on November 1, 2012)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,172,077	$1,930,441
Accounts receivable	2,897,464	3,560,957
Prepaid expenses and deposits	67,230	62,565
Revenue in excess of billings	35,622	248,874
Pre-development costs	46,073	71,697
Investment in unconsolidated affiliate	3,267,491	4,514,579
Property and equipment, net of accumulated depreciation of $551,620 and $443,694, respectively	506,958	585,175
Total assets	$9,992,915	$10,974,288

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$117,115	$176,647
Accrued liabilities	277,988	1,376,753
Deferred rent and other liabilities	399,647	341,608
Total liabilities	794,750	1,895,008

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,455,841 issued and outstanding as of September 30, 2012 and December 31, 2011	49,456	49,456
Additional paid-in capital	11,238,372	11,136,895
Accumulated other comprehensive loss	(489,477)	—
Accumulated deficit	(2,059,705)	(2,514,658)
Total stockholders’ equity	8,738,646	8,671,693
Noncontrolling interests	459,519	407,587
Total equity	9,198,165	9,079,280
Total liabilities and equity	$9,992,915	$10,974,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Development, facilities consulting and construction management fees	$2,141,640	$618,259	$3,061,238	$1,747,931
Leasing commissions and tenant consulting fees	194,134	129,818	759,099	620,485
Property and asset management fees	591,608	426,976	1,702,584	1,170,669
Investor advisory and other fees	131,724	292,125	505,837	636,102
Total revenue	3,059,106	1,467,178	6,028,758	4,175,187

OPERATING EXPENSES
Direct costs of revenue	324,635	249,560	818,202	596,642
Depreciation and amortization	43,561	39,149	127,325	80,601
Selling, general and administrative	1,627,792	1,688,395	5,030,770	5,182,202
Total operating expenses	1,995,988	1,977,104	5,976,297	5,859,445
Income (loss) from operations	1,063,118	(509,926)	52,461	(1,684,258)

OTHER INCOME (LOSS)
Equity in earnings of unconsolidated affiliate	335,603	—	463,488	—
Interest income	414	151	910	796
Gain (loss) on sale of property and equipment, net	—	(184)	—	966
Loss on disposal of real estate assets	—	—	—	(13,461)
Income (loss) before income taxes	1,399,135	(509,959)	516,859	(1,695,957)
Income tax provision	—	—	—	—
Consolidated net income (loss)	1,399,135	(509,959)	516,859	(1,695,957)
Net (income) loss attributable to noncontrolling interests	(143,318)	48,346	(61,906)	160,084
Net income (loss) attributable to common stockholders	$1,255,817	$(461,613)	$454,953	$(1,535,873)

EARNINGS PER COMMON SHARE
Basic income (loss) per common share	$0.03	$(0.01)	$0.01	$(0.03)
Diluted income (loss) per common share	$0.02	$(0.01)	$0.01	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,455,841	49,455,841	49,455,841	49,455,841
Diluted	51,845,237	49,455,841	51,822,884	49,455,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$1,399,135	$(509,959)	$516,859	$(1,695,957)
Other comprehensive loss:
Unrealized loss on cash flow hedging derivative of unconsolidated affiliate	(268,308)	—	(489,477)	—
Comprehensive income (loss)	1,130,827	(509,959)	27,382	(1,695,957)
Comprehensive (income) loss attributable to noncontrolling interests	(116,487)	48,346	(12,958)	160,084
Comprehensive income (loss) attributable to common stockholders	$1,014,340	$(461,613)	$14,424	$(1,535,873)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net income (loss)	$516,859	$(1,695,957)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	127,325	80,601
Loss on disposal of real estate assets (1)	—	13,461
Gain on disposal of property and equipment	—	(966)
Equity in earnings of unconsolidated affiliate	(463,488)	—
Equity-based compensation expense	101,477	69,304
Operating distributions from unconsolidated affiliate	486,442	—
Changes in operating assets and liabilities:
Accounts receivable (1)	663,493	(398,714)
Revenue in excess of billings	213,252	187,805
Prepaid expenses and deposits	(4,665)	(3,639)
Pre-development costs	25,624	(439,763)
Accounts payable and accrued liabilities (1)	(1,158,297)	(25,893)
Deferred rent	58,039	89,712
Net cash provided by (used in) operating activities	566,061	(2,124,049)

INVESTING ACTIVITIES:
Capital expenditures	(49,108)	(285,373)
Investment in unconsolidated joint venture	—	(754,524)
Distributions from unconsolidated joint venture	734,657	—
Proceeds from disposal of real estate assets (1)	—	13,483
Proceeds from disposal of property and equipment	—	1,750
Change in restricted cash	—	1,006,342
Net cash provided by (used in) investing activities	685,549	(18,322)

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(9,974)	—
Net cash used in financing activities	(9,974)	—
Net change in cash and cash equivalents	1,241,636	(2,142,371)
Cash and cash equivalents, beginning of period	1,930,441	3,513,651
Cash and cash equivalents, end of period	$3,172,077	$1,371,280
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

(1)	We transferred our interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 3 below, to CDA Fund, LLC (“CDA”), a subsidiary of BOCO Investments, LLC (“BOCO”). In exchange, CDA assumed our related party senior notes with BOCO and GDBA Investments LLLP (“GDBA”), as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank”). In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the nine months ended September 30, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of ours as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 10.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information and Reclassifications

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2011 and related notes thereto as filed on Form 10-K on March 30, 2012. Certain items in our Consolidated Financial Statements for the three and nine months ended September 30, 2011 have been reclassified to conform to the current presentation.

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

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100%.

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

Our financial instruments include accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments as of September 30, 2012 and December 31, 2011, respectively, are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than 30 days old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. For the three and nine months ended September 30, 2012, no bad debt expense was recorded. For the three months ended September 30, 2011, we recovered bad debt expense of $1,629 which had been recorded earlier in 2011, and no bad debt expense was recorded for the nine months ended September 30, 2011. There was no allowance for doubtful accounts as of September 30, 2012 and December 31, 2011.

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

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of September 30, 2012 and December 31, 2011, we recorded an asset of $35,622 and $248,874, respectively, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method.

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

Guaranties

A guarantor is required to recognize, at the inception of a guaranty, a liability for the fair value of the obligation undertaken in issuing the guaranty. Management continually evaluates guaranties made to determine if the guaranties meet the criteria required to record a liability. As of September 30, 2012 and December 31, 2011, respectively, our guaranties, referred to in Note 7, met the criteria to be recorded as liabilities; however, the amount was de minimus and no value has been recorded.

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

The dilutive effect of the outstanding stock awards for the three months ended September 30, 2012 was 2,389,396. Stock awards to purchase 1,315,683 shares of our common stock (“Common Stock”) were excluded from the calculation of diluted income per share for the three months ended September 30, 2012 because their inclusion would have been anti-dilutive. The dilutive effect of the outstanding stock awards for the nine months ended September 30, 2012 was 2,367,042. Stock awards to purchase 1,247,380 shares of our Common Stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2012 because their inclusion would have been anti-dilutive.

There was no dilutive effect for the outstanding stock awards for the three and nine months ended September 30, 2011, respectively, as we reported a net loss for both periods.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of September 30, 2012 and December 31, 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

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

As of September 30, 2012, Venture I had one project under development and two completed development projects. Our investment balances of $3,267,491 and $4,514,579 as of September 30, 2012 and December 31, 2011, respectively, represents cash we contributed to Venture I to fund our portion of these development projects, adjusted by our share of results of operations and cash distributions. One completed development project began operations during the fourth quarter of 2011 and the second completed development project began operations during the third quarter of 2012. Our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliate” in our Consolidated Statements of Operations. Additionally during the nine months ended September 30, 2012, a subsidiary of Venture I refinanced its construction loan with longer-term debt and contemporaneously entered into an interest rate swap that qualifies for hedge accounting as a cash flow hedge. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

The following table provides unaudited selected financial information for our unconsolidated affiliate as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, respectively.

Balance Sheets	As of September 30, 2012	As of December 31, 2011
Real estate, net of accumulated depreciation	$45,516,612	$28,895,100
Construction in progress	11,107,711	7,433,859
Total assets	58,639,036	37,631,562
Debt	38,807,584	11,961,097
Total liabilities	40,601,609	13,371,217
Partner’s capital	17,099,978	24,107,320
Accumulated other comprehensive loss	489,477	—
Retained earnings	1,426,926	153,025

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Operations	2012	2011	2012	2011
Rental revenues	$1,621,478	$—	$4,258,036	$—
Operating expenses	300,314	—	962,132	—
Depreciation expense	456,682	—	1,192,019	—
Interest expense	303,125	—	689,843	—
Net income	517,113	—	1,273,901	—
Fair value adjustment of cash flow hedge	(268,308)	—	(489,477)	—
Comprehensive income	248,805	—	784,424	—

In connection with these projects, we entered into agreements with two lenders for the projects to guarantee completion of the buildings. Additionally, a related-party company signed limited payment guaranty agreements with the lenders as detailed in Notes 7 and 10.

NOTE 5. ACCRUED LIABILITIES

	As of September 30, 2012	As of December 31, 2011
Accrued vacation	$41,114	$18,913
Accrued sick time	73,495	98,919
Accrued incentive bonus and other	163,379	1,258,921
Accrued liabilities	$277,988	$1,376,753

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

NOTE 6. DEBT

BOCO Line of Credit

NexCore Group LP, our consolidated subsidiary, had a revolving line of credit with BOCO which matured in July 2012. There was no outstanding balance on this line of credit as of December 31, 2011.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Guaranties

We executed project completion guaranties with U.S. Bancorp (“US Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo”) on behalf of subsidiaries owned by our unconsolidated affiliate, Venture I, in connection with construction loans for three development projects. The guaranty agreements unconditionally guarantee the banks that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. The first project was completed and refinanced and its completion guaranty was released as of June 30, 2012. The second project was completed and operations commenced during the three months ended September 30, 2012 and the third project under development was proceeding on schedule. We believe any liabilities associated with these guaranties will be de minimus and therefore we have not recorded a corresponding liability on our Consolidated Financial Statements.

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

For the three and nine months ended September 30, 2012, the amount recorded as rent expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $61,181 and $181,682, respectively. For the three and nine months ended September 30, 2011, the amount recorded as rent expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $68,355 and $201,231, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent and other liabilities” in the Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, those amounts were $381,869 and $325,508, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
Remainder of 2012	$70,825
2013	256,950
2014	271,553
2015	277,587
2016	289,656
Remaining	301,725
Total minimum lease payments	$1,468,296

Contingent Consideration

Pursuant to the Acquisition, we are required to have a specified amount of net operating loss carryforwards (“NOLs”) that are not subject to limitation or restriction under Section 382(a) of the Internal Revenue Code for state and Federal income tax purposes which will be available for use during the period from the date of the Acquisition through January 1, 2014. If the NOLs become subject to limitation under Section 382(a), we will be required to issue up to an additional 8,000,000 shares of Common Stock (the “NOL Shares”) to the seller. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ending December 31, 2013. As of September 30, 2012, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of September 30, 2012 or December 31, 2011.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2012, we had 200,000,000 shares of Common Stock authorized, of which 49,455,841 shares were outstanding as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, 48,628,781 shares of Common Stock were subject to various trading restrictions implemented in connection with the Acquisition. These trading restrictions prohibited any sales or other dispositions of shares on or before September 29, 2012. Thereafter these trading restrictions permit sales of shares in limited amounts, provided that no such sale may be made at a price less than $2.00 per share (subject to equitable adjustment for any stock dividend, stock split, combination or other applicable recapitalization event) unless otherwise unanimously agreed to by our stockholders who are subject to the trading restrictions. All of these trading restrictions expire on September 29, 2014.

Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of September 30, 2012 and December 31, 2011, respectively.

No shares of Common Stock were issued during the three and nine months ended September 30, 2012.

NOTE 9. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase our Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan (the “Plan”). There were no options granted during the three months ended September 30, 2012. During the nine months ended September, 2012, we canceled 750,000 options and granted 1,278,000 options at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. As part of the 1,278,000 options granted, the 750,000 options that were canceled were reissued. This was accounted for as a modification of terms and a modification penalty of approximately $3,200 was added to the total equity-based compensation expense to be amortized. All options issued under the Plan were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

Issuances During the Nine Months Ended September 30, 2012
Expected term of options	5.5 years
Expected volatility	54.74%
Risk-free interest rate range	1.24%-1.37%

Equity-based compensation expense related to options granted under the Plan is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three and nine months ended September 30, 2012, our equity-based compensation expense related to options was $33,849 and $101,477, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2011, our equity-based compensation expense related to options was $26,032 and $69,304, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of September 30, 2012, $228,883 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued pursuant to the Plan. No options were exercised during the three and nine months ended September 30, 2012 or 2011.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Related party:	2012	2011	2012	2011
Revenue	$2,000,916	$758,396	$3,824,844	$2,390,883
Direct costs of revenue	94,579	139,732	294,921	377,967

	September 30, 2012	December 31, 2011
Related party:
Accounts receivable	$2,142,346	$3,355,171

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continues to provide various financial services to us. Brian L. Klemsz, who serves on our Board of Directors, is the Chief Investment Officer of BOCO.

NexCore Group LP, our consolidated subsidiary, had a revolving line of credit with BOCO which matured in July 2012. There was no outstanding balance on this line of credit as of December 31, 2011.

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

Guaranties

We executed project completion guaranties with US Bank and Wells Fargo in connection with construction loans for three development projects that subsidiaries of Venture I commenced in September 2010, June 2011 and November 2011. The guaranty agreements unconditionally guarantee US Bank and Wells Fargo that the projects will be completed, all costs will be paid, and that each property will be free and clear of all liens prior to the release of its specific guaranty. As of June 30, 2012, the guaranty was released on the first completed project and we believe any amounts associated with the remaining guaranties will be de minimus and therefore we have not recorded a corresponding liability as of September 30, 2012. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties for which it will receive fees upon completion of the projects. Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) have agreed, subject to certain limitations, to indemnify the related party entity if it is required to make payment under these limited payment guaranties.

NexCore Partners Inc

As of September 30, 2012 and December 31, 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. NexCore Partners Inc owns the remaining 10%, which is classified as permanent equity in accordance with GAAP and is reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

NOTE 11. CONCENTRATIONS

Our leasing and property management revenue for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of September 30, 2012, we managed 22 healthcare properties. Additionally, the development projects with Venture I accounted for $2,883,446, or 48%, of our total revenue for the nine months ended September 30, 2012, and $1,745,136, or 42%, of our total revenue for the nine months ended September 30, 2011. As of September 30, 2012, the balance of accounts receivable from projects associated with Venture I was $1,701,053, or 59%, of our total accounts receivable balance. As of December 31, 2011, the balance of accounts receivable from projects associated with Venture I was $3,258,336, or 92%, of our total accounts receivable balance.

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

Overview

We provide comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. We have historically been active in a wide range of healthcare project types, including medical office buildings, medical services buildings, outpatient centers of excellence, freestanding emergency departments, wellness centers and multi-specialty and single-specialty physician group facilities. In addition, we have been leveraging our extensive network of healthcare industry relationships to focus on post-acute care projects including skilled nursing, assisted living and rehabilitation facilities. Based upon regulatory healthcare initiatives and the continual need to lower the cost of healthcare services, we believe that these will be high growth markets for the foreseeable future.

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers, and we have become one of the nation’s most active and respected healthcare advisors. We and our principals have developed and acquired nearly 5.5 million square feet of commercial real estate. As of September 30, 2012, we managed 22 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet, and had two construction projects under development comprised of approximately 0.1 million square feet. We and our principals have completed over $700 million of healthcare related real estate transactions on behalf of our institutional investors.

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

Outlook for the Healthcare Industry

An increasing demand for healthcare services is being driven by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning a prolonged increase of the senior population. This increase will create a significant pipeline of customers for medical providers, increasing the demand for hospital stays, outpatient treatments and doctor visits, as well as a greater need for the development of new outpatient facilities. In addition to the rising age of the baby boomer population, other factors that contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, the decentralization of hospitals and their need to preserve capital and industry regulations and trends focused on reducing healthcare costs.

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

Significant Transactions During 2012

Acquisition and Development Activity

During the nine months ended September 30, 2012, we assisted one of our institutional partners in acquiring a medical office building. We earned an advisory fee upon the closing of this acquisition and began earning management fees for this asset commencing from the acquisition date.

As part of our healthcare advisory services and development business, we are co-invested in and managing the following healthcare projects through our development joint venture, Venture I:

  Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet, referred to as Silver Cross. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. The construction loan on this project was refinanced with longer-term debt during the second quarter of 2012.

  Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction was completed as of September 30, 2012 and building operation commenced during the third quarter of 2012.

  Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction is expected to be completed during the fourth quarter of 2012.

During the three months ended September 30, 2012, we commenced the following projects:

•         Three projects at one medical complex for which we provide project management services for the construction of a new catheterization laboratory, surgery room and electrical service upgrades. Construction is expected to be completed during the first half of 2013.

  Health and Services Ambulatory Care Center – We are providing client consulting services, including strategic planning, feasibility analysis, site selection, and development and project management services, on a medical office building comprised of approximately 42,000 square feet. Construction is expected to commence during the fourth quarter of 2012 and be completed during the first quarter of 2014.

We have also successfully managed and completed the following development projects:

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

  United Health Services Outpatient Medical Facility — Construction commenced during December 2010 on this medical facility comprised of 85,000 square feet for which we provide client consulting services including strategic planning, feasibility analysis, site selection and project management services. Construction was completed during the third quarter of 2012.

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

Principles of Consolidation

We consolidate entities deemed to be voting interest entities if we own a majority of the voting interest. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. As of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, no VIEs were consolidated. We provide for noncontrolling interests in consolidated subsidiaries for which our ownership is less than 100%.

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

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of September 30, 2012 and December 31, 2011, we recorded an asset of $35,622 and $248,874, respectively, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method. If the estimated percentage complete was increased or decreased by five percent, development revenue for the nine months ended September 30, 2012 would have increased by $15,158 or decreased by $60,936.

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

Results of Operations

NexCore Healthcare Capital Corp provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of September 30, 2012, we managed 22 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet, and had two construction projects under development comprised of approximately 0.1 million square feet. As of September 30, 2011, we managed 19 healthcare facilities and one retail facility comprised of approximately 1.3 million square feet and had four projects under development comprised of approximately 0.3 million square feet.

Summary of the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$2,141,640	$618,259	$1,523,381	246.4%
Leasing commissions and tenant consulting fees	194,134	129,818	64,316	49.5%
Property and asset management fees	591,608	426,976	164,632	38.6%
Investor advisory and other fees	131,724	292,125	(160,401)	(54.9)%
Total revenue	3,059,106	1,467,178	1,591,928	108.5%

OPERATING EXPENSES:
Direct costs of revenue	324,635	249,560	75,075	30.1%
Depreciation and amortization	43,561	39,149	4,412	11.3%
Selling, general and administrative	1,627,792	1,688,395	(60,603)	(3.6)%
Total operating expenses	1,995,988	1,977,104	18,884	1.0%
Income (loss) from operations	$1,063,118	$(509,926)	$1,573,044	308.5%

Revenue

Development, facilities consulting and construction management fees for the three months ended September 30, 2012 increased compared to the same period in 2011 primarily due to revenue earned upon the completion of one of our construction projects, management fees earned from three small remodel projects and the commencement of one larger development project during the three months ended September 30, 2012. During the three months ended September 30, 2011, three development projects were ongoing, and no projects were completed or begun.

Leasing commissions and tenant consulting fees for the three months ended September 30, 2012 increased compared to the same period in 2011 primarily as a result of steady leasing activities related to our development projects and our managed properties. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include asset management fees, property management fees and maintenance revenue. Such fees increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to our management of three additional properties. As of September 30, 2012, we managed 22 healthcare properties with average occupancy of 94.1% compared to 19 properties with average occupancy of 94.4% as of September 30, 2011.

Investor advisory and other fees decreased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an acquisition fee recognized during the three months ended September 30, 2011, as we assisted one of our institutional partners in acquiring a medical office building. No such acquisition fees were received during the three months ended September 30, 2012. We earned an advisory fee upon the closing of this acquisition and began earning management fees for this asset commencing on the acquisition date.

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

Direct costs of revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to incrementally higher internal costs related to the ongoing development projects and increased third-party property management fees.

Expenses related to depreciation and amortization increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily as a result of additional computer equipment and software purchased subsequent to September 30, 2011.

Selling, general and administrative expenses remained relatively consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The slight decrease was primarily related to lower expenses incurred for professional fees partially offset by higher employee costs.

Summary of the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$3,061,238	$1,747,931	$1,313,307	75.1%
Leasing commissions and tenant consulting fees	759,099	620,485	138,614	22.3%
Property and asset management fees	1,702,584	1,170,669	531,915	45.4%
Investor advisory and other fees	505,837	636,102	(130,265)	(20.5)%
Total revenue	6,028,758	4,175,187	1,853,571	44.4%

OPERATING EXPENSES:
Direct costs of revenue	818,202	596,642	221,560	38.0%
Depreciation and amortization	127,325	80,601	46,724	61.8%
Selling, general and administrative	5,030,770	5,182,202	(151,432)	(2.9)%
Total operating expenses	5,976,297	5,859,445	116,852	2.3%
Income (loss) from operations	$52,461	$(1,684,258)	$1,736,719	241.4%

Revenue

Development, facilities consulting and construction management fees for the nine months ended September 30, 2012 increased compared to the same period in 2011 primarily due to revenue earned upon the completion of two of our construction projects, management fees earned from three small remodel projects and the commencement of one large development project during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, only one large development project commenced.

Leasing commissions and tenant consulting fees for the nine months ended September 30, 2012 increased compared to the same period in 2011 primarily as a result of steady leasing activities related to our development projects and our managed properties. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include asset management fees, property management fees and maintenance revenue. Such fees increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to our management of three additional properties. As of September 30, 2012, we managed 22 healthcare properties with average occupancy of 94.1% compared to 19 properties with average occupancy of 94.4% as of September 30, 2011.

Investor advisory and other fees decreased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to lower acquisition fees recognized during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we assisted one of our institutional partners in acquiring one medical office building. During the nine months ended September 30, 2011, we assisted one of our institutional partners in acquiring two medical office buildings. We earned an advisory fee upon the closing of each of these acquisitions and began earning management fees for these assets commencing on each applicable acquisition date.

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

Direct costs of revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to incrementally higher internal costs related to the ongoing development projects and increased third-party property management fees.

Expenses related to depreciation and amortization increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily as a result of additional tenant improvements completed at our main office and additional computer equipment and software purchased subsequent to September 30, 2011.

Selling, general and administrative expenses remained relatively consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The slight decrease was primarily related to lower expenses incurred for professional fees partially offset by higher employee costs.

Liquidity and Capital Resources

Cash and cash equivalents were $3,172,077 on September 30, 2012 compared to $1,930,441 on December 31, 2011. The increase in cash and cash equivalents is primarily related to the receipt of payments from ongoing and completed development projects. Our primary source of liquidity is cash provided by operations.

Cash provided by operating activities improved to $566,061 during the nine months ended September 30, 2012 compared to $2,124,049 used by operations during the nine months ended September 30, 2011, primarily due to operating cash distributions from our development joint venture which we began receiving during the nine months ended September 30, 2012. Additional operating cash flows during the nine months ended September 30, 2012 resulted from the decrease in the accounts receivable balance from December 31, 2011 due to collections. These cash inflows were partially offset by the reduction of current payables from December 31, 2011.

During the nine months ended September 30, 2012, cash provided by investing activities primarily related to cash distributions from our development joint venture, partially offset by the purchase of additional office equipment. During the nine months ended September 30, 2011, we used $754,524 to invest in our development joint venture and $285,373 for improvements to our Denver office space and the purchase of additional office equipment. These uses were partially offset by a decrease in our restricted cash.

During the nine months ended September 30, 2012, we made a distribution to our noncontrolling interest of $9,974. For the nine months ended September 30, 2011, we had no financing activities.

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

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net income (loss) is set forth in the table below for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$1,399,135	$(509,959)	$516,859	$(1,695,957)
Exclude: Interest income	(414)	(151)	(910)	(796)
Exclude: Depreciation and amortization	43,561	39,149	127,325	80,601
Exclude: Income tax provision	—	—	—	—
EBITDA	1,442,282	(470,961)	643,274	(1,616,152)
Exclude: Equity-based compensation expense	33,849	26,032	101,477	69,304
Adjusted EBITDA	$1,476,131	$(444,929)	$744,751	$(1,546,848)

In addition to Adjusted EBITDA referenced in the table above, we received $572,510 and $1,221,099 of cash distributions from our development joint venture during the three and nine months ended September 30, 2012, respectively, versus equity earnings from this unconsolidated joint venture recognized on a GAAP basis of $335,603 and $463,488 for the three and nine months ended September 30, 2012, respectively, which is included in consolidated net income (loss). There were no such cash distributions during 2011. We anticipate the receipt of additional cash distributions from our development joint venture on a monthly basis until the three development assets in which we have co-invested are sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

November 13, 2012

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