Form 10-K
period 2012-12-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2013-04-01
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one.) Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company) Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2012, the aggregate market value of the Common Stock of the registrant, all of which is voting, held by non-affiliates was $372,177 based on the closing sale price of $0.45 per share as reported on the OTC Bulletin Board on June 30, 2012. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of March 11, 2013, 50,571,674 shares of the registrant’s Common Stock were outstanding.

NEXCORE HEALTHCARE CAPITAL CORP

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers. We and our principals have developed and acquired nearly 5.5 million square feet of commercial real estate. As of December 31, 2012, we managed 23 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of approximately 43,000 square feet. We and our principals have completed over $880 million of healthcare related real estate transactions on behalf of our high net worth and institutional investors.

Business Strategy

Our business strategy is focused on anticipating the needs of our clients by providing innovative and flexible strategic planning solutions, targeting operational efficiencies and creating optimal financing and real estate structures often in partnership with nationally-competitive, institutional capital sources. Such services assist healthcare providers by lowering healthcare delivery costs and by providing efficient outpatient facilities. The majority of our revenue is derived from investor and project advisory, consultancy and management fees, investment and co-investment returns and profit sharing interests. Any such profit sharing interests are usually recognized upon the occurrence of a monetization event for the development projects in which we are invested or co-invested, such as when a stabilized development project is recapitalized with an institutional investor. We plan to continue our strategy of selectively investing and co-investing our capital with institutional partners and targeting profit sharing interests when appropriate investment opportunities arise.

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

Acquisition and Development Activity

During the year ended December 31, 2012, we assisted our institutional partners in the acquisition and disposition of an assortment of medical office buildings across the country. We normally earn advisory fees upon the closing of such acquisitions and dispositions and begin earning management fees on the applicable acquisition dates.

In December of 2012, the Company invested approximately $1.1 million for a noncontrolling interest in a portfolio of seven medical office buildings with one of its institutional capital partners.

As part of our healthcare advisory services and development business, we are co-invested in and managing the following healthcare projects through our development joint venture, which is referred to as Venture I:

•	Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet, referred to as Silver Cross. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. The construction loan on this project was refinanced with longer-term debt during the second quarter of 2012. As of each of December 31, 2012 and February 1, 2013, this building was approximately 89% leased.

•	Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction was completed as of September 30, 2012 and building operation commenced during the third quarter of 2012. The construction loan on this project was refinanced with longer-term debt during the fourth quarter of 2012. As of each of December 31, 2012 and February 1, 2013, this building was approximately 97% leased.

•	Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction was completed during the fourth quarter of 2012. The construction loan on this project was refinanced with longer-term debt during the fourth quarter of 2012. As of each of December 31, 2012 and February 1, 2013, this building was approximately 83% leased.

During the year ended December 31, 2012, we commenced the following projects:

•	Three projects at one medical complex for which we provide project management services for the construction of a new catheterization laboratory and surgery room, and for electrical service upgrades. Construction is expected to be completed during the first half of 2013.

•	We are providing client consulting services, including strategic planning, feasibility analysis, site selection, and development and project management services, on a medical office building comprised of approximately 42,000 square feet. Construction commenced during the fourth quarter of 2012 and is expected to be completed during the first quarter of 2014.

We have also successfully managed and completed the following development projects:

•	Rex Healthcare of Knightdale Wellness Center — We completed the original construction of the approximately 63,000 square foot medical office building during the 2008-2009 timeframe. We later worked with the hospital to strategically locate an adjacent wellness center to complement the client’s orthopedic and cardiology programs, while developing mutually beneficial relationships between the various healthcare tenants to expand and fully lease the facility. Construction for this wellness center expansion at the medical office building commenced during September 2011 and includes the addition of approximately 14,500 square feet. Construction of the wellness center was completed during the second quarter of 2012.

•	United Health Services Outpatient Medical Facility — Construction commenced during December 2010 on this medical facility comprised of approximately 85,000 square feet for which we provided client consulting services including strategic planning, feasibility analysis, site selection and project management services. Construction was completed during the third quarter of 2012.

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

Employees

As of February 28, 2013, we had 40 employees, 39 of whom are full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate History

We are a Delaware corporation. Our principal offices are located at 1621 18th Street, Suite 250, Denver, Colorado 80202, and our telephone number is (303) 244-0700. We are headquartered in Denver, Colorado and have regional offices in Vancouver, Washington, Bethesda, Maryland and Chicago, Illinois.

We were originally organized in April 2003 as a Colorado corporation under the name Across America Real Estate Development Corp. to provide financing for built-to-suit real estate projects for certain retailers. Our name was changed to Across America Real Estate Corp. in July 2005, and then changed again to CapTerra Financial Group, Inc., referred to as CapTerra, in July 2008, at which time we began to act as a co-developer, principally as a financier, for built-to-suit real estate development projects for certain retailers. On September 29, 2010, we completed a business combination with NexCore Group LP by acquiring 90% of the partnership interests in NexCore Group LP. NexCore Group LP was originally created in 2004 to provide solutions to hospitals and healthcare systems through a national platform focused on strategic and operational consulting, development, acquisitions, financing, leasing, and asset and property management services within the healthcare real industry. In connection with the business combination, our former operations were discontinued and we continued NexCore Group LP’s existing business as a national leader in the field of healthcare advisory and project development and management. In April 2011, we changed our state of incorporation from Colorado to Delaware and changed our name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp (“NexCore Healthcare”).

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first step of the Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare. In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate (the “Companion Units”) that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare.

NexCore Companies LLC (“HoldCo”) is a newly-formed Delaware limited liability company that is intended to serve as the parent holding company of NexCore Healthcare and NexCore Real Estate after the completion of the Reorganization. In March 2013, HoldCo filed a Registration Statement on Form S-4 (the “Registration Statement”) to register the securities to be issued in connection with the next step of the Reorganization which involves the issuance of HoldCo Common Units (the “HoldCo Units”) in exchange for the contribution to HoldCo of (i) of the shares of common stock (the “NexCore Stock”) held by the stockholders of NexCore Healthcare Capital Corp and (ii) the Companion Units held by the members of NexCore Real Estate.

In connection with the Reorganization, we expect the holders of approximately 98% of the outstanding shares of NexCore Stock (the “Participating Holders”) to agree to contribute all of their shares of NexCore Stock and their Companion Units to HoldCo in exchange for HoldCo Units on the basis set forth in the Contribution Agreement by and among HoldCo, certain stockholders of NexCore Healthcare and certain members of NexCore Real Estate (the “Contribution Agreement”). The Companion Units are subject to a “drag-along” provision under the Operating Agreement of NexCore Real Estate (the “Subsidiary Operating Agreement”), which provides that if the members of NexCore Real Estate who own more than 70% of the Companion Units approve certain transactions, including the transactions contemplated in the Reorganization, then such members may require all of the other members of NexCore Real Estate to also contribute their Companion Units for the same consideration per Companion Unit and on the same terms and conditions applicable to the Participating Holders. The Participating Holders collectively own more than 70% of the Companion Units and we expect them to exercise their right to require all of the other members of NexCore Real Estate to also contribute their Companion Units on the terms and conditions set forth in the Contribution Agreement.

The Reorganization is currently expected to be completed sometime during the second quarter of fiscal 2013.

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

Risks Related to Our Operations and Properties

We may not be profitable in the future.

The healthcare advisory and development business is cyclical, so it is difficult for us to accurately forecast our quarterly and annual revenue. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall.

We will need additional capital in the future, but it may not be available to us on acceptable terms or at all.

In order to continue adding new healthcare projects, we will need additional debt and equity capital. Additional capital may not be available to us on acceptable terms or at all. We expect to rely principally upon our ability to raise capital (debt and equity) from third party lenders and investors, the success of which cannot be guaranteed.

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

Our use of debt financing could decrease our cash flow and expose us to risk of default under our credit agreements.

The joint ventures we invest in borrow to finance the construction and acquisition of our properties. In addition, we may choose to invest directly in properties and borrow to finance these assets. In addition, we may choose to guarantee the repayment of some or all of the borrowings of our joint ventures and/or the Company. Our joint venture debt and any incurrence and increases in our debt may be detrimental to our business and financial results by:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for the operation of our properties or the payment of dividends;
•	violating restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations and foreclose on our properties;
•	placing us at a competitive disadvantage compared to our competitors that have less debt;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;
•	requiring us to sell one or more properties, possibly on unfavorable terms; and
•	limiting our ability to borrow funds for operations or to finance acquisitions in the future or to refinance our indebtedness at maturity on terms as or more favorable than the terms of our original indebtedness.
9

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

We compete with many other entities engaged in real estate investment activities for acquisitions and development of healthcare projects, including without limitation national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare real estate or other assets that we seek to acquire or the yield we can obtain on new development projects, and our competitors may succeed in acquiring or developing those properties or assets themselves.

We may not be successful in integrating and operating acquired or newly-developed healthcare projects in the future.

If we acquire or develop healthcare facilities, we will be required to operate and integrate them into our existing operations. Our systems and processes may not be able to efficiently handle the anticipated growth in our operations. We may not have the requisite resources and personnel necessary to successfully operate and integrate acquired or newly developed healthcare facilities into any existing portfolio of ours in the future, and we may need to incur substantial unanticipated costs to meet our operating needs.

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

We are exposed to risks associated with real estate development that could adversely impact our results of operations, cash flows and financial condition.

Our real estate development activities entail risks that could adversely impact our results of operations, cash flows and financial condition, including:

•	construction delays or cost overruns, which may increase project development costs;
•	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations;
•	an inability to obtain required governmental permits and authorizations;
•	an inability to secure tenants necessary to support commercial projects, and
•	compliance with building codes and other local regulations.

The success of our business is dependent upon our management.

The success of our business is dependent upon the decision making of our directors and executive officers, particularly Gregory C. Venn, and Peter K. Kloepfer who not only are executives of the Company but also are on our board of directors, referred to as our Board, and have a controlling interest in our Board through a voting trust. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of one or both of these individuals could have a material, adverse impact on our operations. We have not obtained key man life insurance on the lives of any of these individuals.

We may experience uninsured losses or losses in excess of our insurance coverage.

We intend to maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a healthcare project. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss.

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

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our revenues.

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

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner. Failure to comply with these laws and regulations could harm us directly and our tenants’ ability to make rent payments to us.

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

As of December 31, 2012, a voting trust controlled by Messrs. Venn and Kloepfer owns 19,590,668 shares out of 49,895,841 shares issued and outstanding, or approximately a 39.3% interest. While this does not represent majority control, the number of shares subject to the voting trust gives the voting trust the ability to significantly influence any matters to be decided by the stockholders. As a result, if the voting trust chooses to vote, it would be able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including without limitation the election and removal of directors or any transaction that might cause a change in control, such as a merger or acquisition. It would be difficult for stockholders in favor of a matter which is opposed by the voting trust to obtain the number of votes necessary to overrule the vote of the voting trust. Further, the significant influence by the voting trust means that unaffiliated stockholders will have a limited ability to meaningfully influence corporate matters and the Company may take actions with which you may disagree or that you may feel are not in the Company’s best interests. This arrangement could particularly create a conflict of interest with respect to our operations if the voting trust were to vote its shares in its own best interests and not in the interests of all stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are currently located at 1621 18th Street, Suite 250, Denver, Colorado 80202. As of December 31, 2012, we leased office space in Denver, Colorado, Bethesda, Maryland, Vancouver, Washington and Chicago, Illinois. We believe that these facilities are suitable for our current requirements and foreseeable contemplated operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades under the symbol NXCR.OB on the Over-the-Counter (“OTC”) Bulletin Board. Because we trade on the OTC Bulletin Board, a stockholder may find it difficult to dispose of or obtain accurate quotations as to the price of our securities. Trading in our Common Stock on the OTC Bulletin Board has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our Common Stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

The following table sets forth the high and low sales price per share of our Common Stock for the periods indicated in 2012 and 2011.

Quarter Ended in 2012:	High	Low
December 31	$0.60	$0.40
September 30	$0.45	$0.40
June 30	$0.69	$0.45
March 31	$0.68	$0.03

Quarter Ended in 2011:	High	Low
December 31	$0.70	$0.03
September 30	$0.70	$0.51
June 30	$1.01	$0.70
March 31	$1.49	$1.01

On March 11, 2013, the closing price of our Common Stock in the OTC Bulletin Board was $0.28 per share. As of the March 11, 2013, 50,571,674 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was 128. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

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

Dividend Policy

We do not have a history of paying regular dividends on our Common Stock. We paid a special dividend of $0.01 per share on February 18, 2013 to stockholders of record on February 4, 2013. The payment of dividends on our shares of Common Stock is within the discretion of our board of directors. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. However, upon completion of the Reorganization in which stockholders of the Company are expected to become members of HoldCo, HoldCo anticipates making periodic distributions on its Common Units (in accordance with its Operating Agreement and subject to Cash Available for Distribution as therein defined) in amounts that will allow its members to pay the income taxes attributable to any income that may be allocated to its members.

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers, and we have become one of the nation’s most active and respected healthcare advisors. We and our principals have developed and acquired nearly 5.5 million square feet of commercial real estate. As of December 31, 2012, we managed 23 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of approximately 43,000 square feet. We and our principals have completed over $880 million of healthcare related real estate transactions on behalf of our high net worth and institutional investors.

Business Strategy

Our business strategy is focused on anticipating the needs of our clients by providing innovative and flexible strategic planning solutions, targeting operational efficiencies and creating optimal financing and real estate structures often in partnership with nationally-competitive, institutional capital sources. Such services assist healthcare providers by lowering healthcare delivery costs and by providing efficient outpatient facilities. The majority of our revenue is derived from investor and project advisory, consultancy and management fees, investment and co-investment returns and profit sharing interests. Any such profit sharing interests are usually recognized upon the occurrence of a monetization event for the development projects in which we are invested or co-invested, such as when a stabilized development project is recapitalized with an institutional investor. We plan to continue our strategy of selectively investing and co-investing our capital with institutional partners and targeting profit sharing interests when appropriate investment opportunities arise.

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

Acquisition and Development Activity

During the year ended December 31, 2012, we assisted our institutional partners in the acquisition and disposition of an assortment of medical office buildings across the country. We normally earn advisory fees upon the closing of such acquisitions and dispositions and begin earning management fees on the applicable acquisition dates.

In December of 2012, the Company invested approximately $1.1 million for a noncontrolling interest in a portfolio of seven medical office buildings with one of its institutional capital partners.

As part of our healthcare advisory services and development business, we are co-invested in and managing the following healthcare projects through our development joint venture, which is referred to as Venture I:

•	Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet, referred to as Silver Cross. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. The construction loan on this project was refinanced with longer-term debt during the second quarter of 2012. As of each of December 31, 2012 and February 1, 2013, this building was approximately 89% leased.

•	Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction was completed as of September 30, 2012 and building operation commenced during the third quarter of 2012. The construction loan on this project was refinanced with longer-term debt during the fourth quarter of 2012. As of each of December 31, 2012 and February 1, 2013, this building was approximately 97% leased.

•	Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction was completed during the fourth quarter of 2012. The construction loan on this project was refinanced with longer-term debt during the fourth quarter of 2012. As of each of December 31, 2012 and February 1, 2013, this building was approximately 83% leased.

During the year ended December 31, 2012, we commenced the following projects:

•	Three projects at one medical complex for which we provide project management services for the construction of a new catheterization laboratory and surgery room, and for electrical service upgrades. Construction is expected to be completed during the first half of 2013.

•	We are providing client consulting services, including strategic planning, feasibility analysis, site selection, and development and project management services, on a medical office building comprised of approximately 42,000 square feet. Construction commenced during the fourth quarter of 2012 and is expected to be completed during the first quarter of 2014.

We have also successfully managed and completed the following development projects:

•	Rex Healthcare of Knightdale Wellness Center — We completed the original construction of the approximately 63,000 square foot medical office building during the 2008-2009 timeframe. We later worked with the hospital to strategically locate an adjacent wellness center to complement the client’s orthopedic and cardiology programs, while developing mutually beneficial relationships between the various healthcare tenants to expand and fully lease the facility. Construction for this wellness center expansion at the medical office building commenced during September 2011 and includes the addition of approximately 14,500 square feet. Construction of the wellness center was completed during the second quarter of 2012.

•	United Health Services Outpatient Medical Facility — Construction commenced during December 2010 on this medical facility comprised of approximately 85,000 square feet for which we provided client consulting services including strategic planning, feasibility analysis, site selection and project management services. Construction was completed during the third quarter of 2012.

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

Critical Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare Capital Corp and our consolidated subsidiaries. Noncontrolling equity interests in two consolidated subsidiaries are reflected as noncontrolling interests in the Consolidated Financial Statements. We also have a noncontrolling partnership interest in one unconsolidated joint venture, which is accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

Our financial instruments include accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments as of December 31, 2012 and 2011 are considered to be representative of their fair value due to the short maturity of these instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than 30 days old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. For the years ended December 31, 2012 and 2011, respectively, no bad debt expense was recorded. There was no allowance for doubtful accounts as of December 31, 2012 and 2011.

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

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Consolidated Balance Sheet. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statement of Cash Flows.

During the analysis of the investment, it was determined that the unconsolidated affiliate was a VIE. We determined the affiliate was a VIE based on several factors, including whether the affiliate’s total equity investment at risk upon inception was sufficient to finance the affiliate’s activities without additional subordinated financial support. We made judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis. In a quantitative analysis, we incorporated various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. The determination of the appropriate accounting with respect to this VIE was based on the determination of the primary beneficiary. We determined we were not the primary beneficiary of the VIE as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance. As reconsideration events occur, or at a minimum each reporting period, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

Additionally, during the year ended December 31, 2012, we invested in one unconsolidated affiliate that we account for under the cost method as we have a 1% interest in the affiliate and we have no influence or control.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete. As of December 31, 2011, we recorded an asset of $248,874, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options to purchase common stock issued under the Plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate.

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

Results of Operations

NexCore Healthcare Capital Corp provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of December 31, 2012, we managed 23 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of 43,000 square feet. As of December 31, 2011, we managed 20 healthcare facilities and one retail facility comprised of approximately 1.5 million square feet and had four projects under development comprised of approximately 0.2 million square feet.

Summary of the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$5,552,354	$5,920,447	$(368,093)	(6.2)%
Leasing commissions and tenant consulting fees	1,222,779	2,118,060	(895,281)	(42.3)%
Property and asset management fees	2,361,915	1,657,211	704,704	42.5%
Investor advisory and other fees	4,823,714	883,633	3,940,081	445.9%
Total revenue	13,960,762	10,579,351	3,381,411	32.0%

OPERATING EXPENSES:
Direct costs of revenue	1,139,076	754,411	384,665	51.0%
Depreciation and amortization	169,182	116,218	52,964	45.6%
Selling, general and administrative	9,444,862	8,718,533	726,329	8.3%
Total operating expenses	10,753,120	9,589,162	1,163,958	12.1%
Income (loss) from operations	$3,207,642	$990,189	$2,217,543	223.9%

Revenue

Development, facilities consulting and construction management fees for the year ended December 31, 2012 decreased by approximately 6.2% compared to the year ended December 31, 2011 primarily due to the timing of the completion of three development projects, two of which broke ground during the year ended December 31, 2011. Our development revenues for 2011 included fees for breaking ground break on two projects and a completion bonus for one project that was completed as of December 31, 2011. During the year ended December 31, 2012, we recognized the completion bonuses for the other two projects that were completed as of December 31, 2012. We did not break ground on any development projects during the year ended December 31, 2012, however we completed two fee-based construction projects and commenced four fee-based projects that are expected to be completed during 2013.

Leasing commissions and tenant consulting fees for the year ended December 31, 2012 decreased by approximately 42.3% compared to the year ended December 31, 2011 primarily due to the timing of the completion of the three development projects. During the year ended December 31, 2011, we recognized the second half of the leasing commissions for the executed leases associated with the completed project and the first half of the pre-leasing commissions for the executed leases associated with the other two projects which were still under development as of December 31, 2011. During the year ended December 31, 2012, we recognized the second half of the leasing commissions for the executed leases associated with the two projects that were completed as of December 31, 2012. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees increased by approximately 42.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to our management of three additional properties and a full year of management of our largest completed development project. As of December 31, 2012, we managed 23 healthcare properties with average occupancy of 93.3% compared to 20 properties managed as of December 31, 2011 with average occupancy of 92.5%.

Investor advisory and other fees increased by approximately 445.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher acquisition and advisory activity on behalf of our institutional partners. During the year ended December 31, 2012, we received advisory fees for securing permanent financing to replace the construction debt on several development projects and for several additional assets under our management. Additionally, during the year ended December 31, 2012, we assisted our institutional partners in the acquisition and disposition of an assortment of medical office buildings across the country. During the year ended December 31, 2011, we assisted one of our institutional partners in acquiring two medical office buildings. We normally earn advisory fees upon the closing of such acquisitions and dispositions and begin earning management fees on the applicable acquisition dates.

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

Direct costs of revenue increased by approximately 51.0%for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased third-party property management fees and non-recoverable direct costs related to prospective development deals.

Expenses related to depreciation and amortization increased by approximately 45.6%for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of additional tenant improvements completed at our main office and additional computer equipment and software purchased subsequent to December 31, 2011.

Selling, general and administrative expenses increased by approximately 8.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to professional expenses related to the corporate restructuring and higher employee costs.

Liquidity and Capital Resources

Cash and cash equivalents were $7,504,549 on December 31, 2012 compared to $1,930,441 on December 31, 2011. The increase in cash and cash equivalents is primarily related to the receipt of payments from ongoing and completed development projects and advisory fees. Our primary source of liquidity is cash provided by operations.

Cash provided by operating activities improved significantly during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to income from operations and operating cash distributions from our development joint venture which we began receiving during the year ended December 31, 2012. Additional operating cash flows during the year ended December 31, 2012 resulted from the decrease in the accounts receivable balance from December 31, 2011 due to collections. These cash inflows were partially offset by the reduction of current payables from December 31, 2011.

During the year ended December 31, 2012, cash used by investing activities decreased compared to the same period in the prior year because our development joint venture required less capital contributions and began paying out cash distributions as operations commenced. This source was offset by an investment of $1,114,300 in a new joint venture. During the year ended December 31, 2011, we used $1,940,282 to invest in our development joint venture and $344,950 for improvements to our Denver office space and the purchase of additional office equipment. These uses were partially offset by a decrease in our restricted cash.

During the year ended December 31, 2012, we made a cash distribution to our noncontrolling interest of $9,974 and accrued $3,144 for an additional distribution. For the year ended December 31, 2011, we had no financing activities.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012. Specifically, the table includes our obligations under operating and lease agreements. We had no other contractual obligations as of December 31, 2012.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease commitments	$1,412,473	$271,952	$838,796	$301,725	$—
Total	$1,412,473	$271,952	$838,796	$301,725	$—

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

We provide this information as a supplement to GAAP information to help us and our investors understand the impact of various items on our Consolidated Financial Statements. We use Adjusted EBITDA as one of several metrics when assessing our performance. In addition, we use Adjusted EBITDA to define certain performance targets under our compensation programs. Because EBITDA and Adjusted EBITDA exclude items that are included in our Consolidated Financial Statements, they do not provide a complete measure of our operating performance and should not be used as a substitute for GAAP measures. Therefore, investors are encouraged to use our Consolidated Financial Statements when evaluating our financial performance.

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net income is set forth in the table below for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012	2011
Consolidated net income	$3,679,781	$1,001,605
Exclude: Interest income	(1,469)	(957)
Exclude: Depreciation and amortization	169,182	116,218
Exclude: Income tax provision	195,095	—
EBITDA	4,042,589	1,116,866
Exclude: Equity-based compensation expense	198,807	102,238
Adjusted EBITDA	$4,241,396	$1,219,104

In addition to Adjusted EBITDA referenced in the table above, we received $1,746,153 of cash distributions from our development joint venture during the year ended December 31, 2012, as compared to equity earnings from this unconsolidated joint venture recognized on a GAAP basis of $665,765 for the same period, which is included in consolidated net income. There were no such cash distributions during 2011. We anticipate the receipt of additional cash distributions from our existing development joint venture on a monthly basis until the three development assets in which we have co-invested are sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements set forth on the “Index to Financial Statements” on Page 44 of this Form 10-K, which Consolidated Financial Statements are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2012 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

(b)                 Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c)                 Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 31, 2012:
Name	Age	Position Held
Gregory C. Venn	52	Chief Executive Officer and Director
Peter K. Kloepfer	54	Chief Investment Officer and Director
Robert D. Gross	48	Chief Operating Officer and Treasurer
Robert E. Lawless	46	Chief Financial Officer
Richard A. Bloom	45	Director
Brian L. Klemsz	53	Director
Loren E. Snyder	63	Director

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

Robert E. Lawless has served as our Chief Financial Officer since August 2011. He previously served from August 2007 to August 2009 as Executive Vice President and Chief Financial Officer for HDG Mansur Capital Group, LLC, a fund management and development company managing over $2 billion of international real estate investments. Prior to this and from August 2005 to July 2009, he served as Chief Financial Officer and Treasurer for Specialty Financial Corp., Specialty Mortgage Corp., and Specialty Trust, Inc., which were affiliated entities that focused on real estate advisory services, development and mortgage lending within a private real estate investment trust, or REIT, and other organizational structures. During a portion of this period, Mr. Lawless also served as Managing Director and Chief Compliance Officer for Specialty Capital, LLC, a FINRA-registered broker-dealer focused on raising capital for affiliated entities. From June 1998 to August 2005, Mr. Lawless served various financial and operational roles for Trustreet Properties, Inc., a NYSE-traded REIT with approximately $2.5 billion of assets before leaving the company as Senior Vice President and Treasurer. Mr. Lawless earned Bachelor of Science degrees in Finance and Accounting from Sacred Heart University and St. Leo’s University and an MBA from Vanderbilt University. He is a Certified Public Accountant, Chartered Financial Analyst, and Certified Treasury Professional.

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

Board Committee Assignments

The Board has established an Audit Committee, Compensation Committee, Governance Committee and Capital Committee. The composition of each committee is as follows:

	Audit	Compensation	Governance	Capital
Chair	Klemsz	Snyder	Klemsz	Bloom
Members	Bloom	Klemsz	Bloom	Klemsz
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

NexCore Group LP had a revolving line of credit with BOCO. The line of credit was in the amount of up to $2,000,000 with an annual interest rate of 8% and was secured by substantially all of our assets. This line was never drawn upon, matured in July 2012 and was not renewed.

Additionally, affiliates of Messrs. Klemsz and Snyder formed an entity which executed limited payment guaranties with various banks related to construction loans and the completion guaranties, as discussed below in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, for which they received fees upon completion of the projects. Messrs. Venn, Kloepfer and Gross agreed, subject to certain limitations, to indemnify the related party entity had it been required to make payments under these limited payment guaranties. As of December 31, 2012, all projects were completed and the associated guaranties were released.

NexCore Group LP has a contract with WestMountain Asset Management, Inc., whereby they provide marketing consulting services to us for approximately $6,000 per month.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s executive officers, directors and holders of more than 10% of our outstanding shares of Common Stock to file reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that during its most recent fiscal year ended December 31, 2012, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except that a Form 3 due for filing by Mr. Lawless on August 18, 2011 in connection with commencing his employment with the Company was not filed until January 17, 2012, and a Form 4 due for filing by Mr. Lawless on August 18, 2011 in connection with the issuance of an option to purchase Common Stock was not filed until January 17, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2012, 2011 and 2010, of (i) our principal executive officer, (ii) our principal financial officer, and (iii) the two other most highly compensated executive officers, each of whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2012. The officers described in (i) — (iii) are collectively referred to as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued	Bonus Paid or Accrued	Stock Awards	Option Awards	All Other Compensation	Total
Gregory C. Venn	2012	$425,227	$475,000	$53,333	$—	$—	$953,560
President and Chief	2011	425,000	384,062	—	—	—	809,062
Executive Officer	2010	323,333	55,000	—	—	—	378,333

Peter K. Kloepfer	2012	350,227	415,000	45,333	—	—	810,560
Chief Investment	2011	350,000	338,156	—	—	—	688,156
Officer	2010	273,333	55,000	—	—	—	328,333

Robert D. Gross	2012	225,159	250,000	26,667	—	—	501,826
Chief Operating	2011	225,000	203,437	—	—	—	428,437
Officer	2010	190,000	55,000	—	—	—	245,000

Robert E. Lawless(1)	2012	250,030	150,000	16,000	2,529	—	418,559
Chief Financial	2011	94,712	40,000	—	127,992	18,400	281,104
Officer

(1)	Mr. Lawless has served as our Chief Financial Officer from August 15, 2011. Under his employment agreement, he was granted an option to purchase up to 500,000 shares of Common Stock. Mr. Lawless was reimbursed for approximately $18,400 related to moving expenses pursuant to his employment agreement during the year ended December 31, 2011.

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

The Employment Agreement provides for an annual salary of $250,000 and target bonus of up to 0.75 times his base salary, prorated for partial years. Mr. Lawless was granted an option to purchase up to 500,000 shares of Common Stock upon his first day of employment. The exercise price for the option was $0.51 per share, which was equal to the fair market value of the Common Stock on the grant date, and one-third of the shares of Common Stock subject to the option vested on the first anniversary of his employment date with the remaining two-thirds scheduled to vest in equal amounts on each of the two successive anniversaries of his employment date. On January 12, 2012, this option was cancelled and Mr. Lawless was granted an option to purchase up to 500,000 shares of Common Stock at an exercise price of $0.16 per share, which was equal to the fair market value of the Common Stock on the grant date. One-third of the shares of Common Stock subject to the new option vested on the first anniversary of his employment date and the remaining two-thirds will vest on each of the successive two anniversaries of his employment date.

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

Executive Compensation

Our Board has adopted Incentive Compensation Guidelines (the “Plan”), which will be used for determining annual cash bonuses and long-term equity compensation for the Company’s senior management team. Participants in the Plan include the Company’s Chief Executive Officer, Chief Investment Officer, Chief Operating Officer and Chief Financial Officer.

The components of the Plan shall consist of five (5) elements:

1.	Base Salary

2.	Annual Base Bonuses

3.	Equity Grants

4.	Extraordinary Event Cash Bonuses

5.	Employment Agreements

Each Participant’s Employment Agreement will contain the minimum Base Salary for the duration of the Agreement. On an annual basis, senior management may recommend to the Board increases in Base Salary based upon Participant and Company performance as well as market-based salaries for comparable positions.

Each Participant will be eligible for an Annual Base Bonus which may be paid through a combination of cash and/or equity grants. The total Annual Base Bonus will be equal to a Base Target Multiplier on Base Salary. The Maximum Base Target Multiplier for each Participant shall be as follows:

	Maximum Base Target Multiplier	Targeted Cash Bonus %	Targeted Equity Grant
President/CEO	1.50	70%	30%
CIO	1.50	70%	30%
CFO	0.75	70%	30%
COO	1.25	70%	30%

Any equity grants will be based upon fair market value on the date such grants are approved by the Board and shall vest one-third on the grant date and one-third over each of the following two years. The grants shall fully vest upon retirement, change of control as defined in the Participant Employment Agreement and not-for-cause termination. For purposes of calculating the number of equity grants, the value of the common shares shall be agreed upon by senior management and the Board and shall be adjusted for any stock splits.

In the event of extraordinary circumstances the Board may approve Annual Base Bonuses to senior management even if the target financial metrics are not achieved, but other performance measures are achieved which the Board determines justify the bonuses. In such event, Annual Base Bonuses will be more heavily weighted toward equity grants versus cash bonuses.

A portion of the Base Target Multiplier will be earned by achieving certain annual financial goals established by the management team and approved annually by the Board such as increases in Adjusted EBITDA, net asset value and revenue. A portion of the Base Target Multiplier will be earned by achieving certain annual Company and Participant goals related to activities such as new product and business development, capital raising and restructuring, and other events and accomplishments that enhance the value of the Company.

In recognition of past, current and future services performed on behalf of the Company and its subsidiaries, the Board approved the creation of Equity Participation LLC, a limited liability company owned by various officers and employees of the Company, which holds a 16.2% interest in any future profits that may be realized from the appreciation of existing and future real estate assets owned by a company subsidiary, NexCore Development LLC. Participating officers and employees will be entitled to pre-determined profit interests on a project-by-project basis as determined by the Board and subject to forfeiture if an employee voluntarily resigns (other than if due to retirement) or is terminated by the Company for cause.

For any future profit interests received by Equity Participation LLC from the Company’s existing three development projects, which are owned through a joint venture structure, 35.0% of such profit interests is held by our Chief Executive Officer, 31.7% is held by our Chief Investment Officer, 16.7% is held by our Chief Operating Officer, and 1.0% to 2.5%, dependent upon the specific project, is held by our Chief Financial Officer. The remaining portion of any such future profits interests is owned by other employees of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table of Beneficial Ownership

The following table sets forth, as of February 1, 2013, beneficial ownership information with respect to our Common Stock for (i) each director, (ii) each of our named executive officers, (iii) all of our executive officers and directors as a group, and (iv) each person we know to be the beneficial owner of 5% or more of our outstanding Common Stock. We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise listed, the address for each of the stockholders is c/o NexCore Healthcare Capital Corp, 1621 18th Street, Suite 250, Denver, Colorado, 80202.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (1)
Directors and Executive Officers
Gregory C. Venn	19,593,668	(2)	39.3%
Peter K. Kloepfer	19,592,668	(3)	39.3%
Robert D. Gross	—	(4)	—%
Robert E. Lawless	166,667	(5)	0.3%
Brian L. Klemsz	2,542,625	(6)	5.1%
Richard A. Bloom	150,000	(7)	0.3%
Loren E. Snyder	160,000	(8)	0.3%
All directors and executive officers as a group (7 persons)	49,772,447	(9)	98.4%

Five Percent Stockholders
G. Brent Backman	11,899,710	(10)	23.8%
BOCO Investments, LLC 103 West Mountain Ave. Fort Collins, Colorado, 80524	15,137,385		30.3%
GDBA Investments LLLP 1440 Blake Street, Suite 310 Denver, Colorado 80202	11,948,102		23.9%

(1)	As of February 1, 2013, 49,895,841 shares of Common Stock were outstanding. To compute the percentage of outstanding shares of Common Stock held by each person and unless otherwise noted, any share of Common Stock which such person has the right to acquire pursuant to the exercise of stock options exercisable vested or vesting within 60 days of February 1, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Messrs. Venn and Kloepfer have the right to vote 19,590,668 shares pursuant to the terms of a Voting Trust, of which they are trustees. Messrs. Venn and Kloepfer disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Mr. Venn holds 5,667,345 of the shares included in the Voting Trust, which includes 133,333 shares of restricted stock granted during the year ended December 31, 2012, and directly owns 3,000 shares of Common Stock.
(3)	Messrs. Venn and Kloepfer have the right to vote 19,590,668 shares pursuant to the terms of a Voting Trust, of which they are trustees. Messrs. Venn and Kloepfer disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Mr. Kloepfer holds 4,798,542 of the shares included in the Voting Trust, which includes 113,333 shares of restricted stock granted during the year ended December 31, 2012, and directly owns 2,000 shares of Common Stock.
38

(4)	Mr. Gross has a pecuniary interest in 2,904,401 shares, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees, and includes 66,667 shares of restricted stock granted during the year ended December 31, 2012.
(5)	Mr. Lawless was granted a stock option to purchase up to 500,000 shares of Common Stock, 166,667 of which were exercisable within 60 days of February 1, 2013. Mr. Lawless holds 40,000 shares of restricted stock granted during the year ended December 31, 2012, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees.
(6)	Includes 225,000 shares owned by Mr. Klemsz’ spouse and minor child, and 1,645,000 shares held by WestMountain Asset Management, a company controlled by BOCO Investments, LLC, of which Mr. Klemsz is chief executive officer. Also includes 150,000 shares of Common Stock underlying currently exercisable stock options, or which will become exercisable within 60 days after February 1, 2013.
(7)	Consists of 150,000 shares of Common Stock underlying currently exercisable stock options, or which will become exercisable within 60 days after February 1, 2013.
(8)	Mr. Snyder directly owns 10,000 shares and has a pecuniary interest in 364,794 shares, all of which have been deposited into the Voting Trust of which Messrs. Venn and Kloepfer are trustees. Also includes 150,000 shares of Common Stock underlying currently exercisable stock options, or which will become exercisable within 60 days after February 1, 2013.
(9)	Includes an aggregate of 49,083,780 shares of Common Stock, and 688,667 shares of Common Stock underlying currently exercisable stock options, or which will become exercisable within 60 days after February 1, 2013. Also includes shares owned by BOCO Investments, LLC and GDBA Investments LLLP that are subject to various trading restrictions.
(10)	Consists of 11,782,710 shares owned by GDBA Investments LLLP, which is controlled by Mr. Backman, and 45,000 shares that are owned by Mr. Backman’s adult children. Mr. Backman disclaims beneficial ownership of the shares owned by his adult children. Also includes 72,000 shares of Common Stock underlying currently exercisable stock options, or which will become exercisable within 60 days after February 1, 2013.

Equity Compensation Plan Information

The following table sets forth information regarding our Amended and Restated 2008 Equity Compensation Plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans (Excluding Securities reflected in Column (a)
Equity compensation plan approved by security stockholders	3,684,079	$0.33	1,265,921

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

	For the Year Ended December 31,
Related party:	2012	2011
Revenue	$11,000,706	$8,342,278
Direct costs of revenue	511,692	443,715

	As of December 31,
Related party:	2012	2011
Accounts receivable	$804,281	$3,355,171

GDBA Investments LLLP

GDBA, a private investment company, provided financing to our predecessor company, CapTerra. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with GDBA was outstanding. These notes were repaid in full during the year ended December 31, 2011.

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continued to provide various financial services to us up until July 29, 2012. Upon completion of the Acquisition on September 29, 2010, one senior subordinated note with BOCO was outstanding with an annual interest rate of 0.46%. This note was repaid in full during the year ended December 31, 2011.

NexCore Group LP had a revolving line of credit with BOCO which matured on July 29, 2012. The line of credit in the amount of up to $2,000,000 had an annual interest rate of 8% and was secured by substantially all of our assets. This line was never drawn upon and was not renewed upon maturity.

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

Guaranties

We executed project completion guaranties with US Bank and Wells Fargo on behalf of subsidiaries owned by our unconsolidated affiliate in connection with construction loans for three development projects during 2010 and 2011. The guaranty agreements unconditionally guaranteed the banks that the projects would be completed, all costs would be paid, and that each property would be free and clear of all liens prior to the release of its specific guaranty. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties for which it received fees upon completion of the projects. Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) agreed, subject to certain limitations, to indemnify the related party entity if it had been required to make payment under these limited payment guaranties. As of December 31, 2012, the three projects were completed and the associated guaranties were released.

Shareholders' Agreement

The Common Stock owned by BOCO, GDBA and the voting trust are subject to a Shareholders' Agreement. Under the agreement, the voting trust trustees have the right to nominate three persons to our board of directors, and GDBA and BOCO together have the right to nominate one person to our board of directors. The directors nominated by the trustees are referred to as the NexCore Directors and the director nominated by GDBA and BOCO is referred to as the GDBA/BOCO Director. The BOCO/GDBA Director and the trustees, in turn, have the right to mutually designate one individual to be nominated for election to the Board (the “Mutual Director”). The NexCore Directors are Messrs. Venn, Kloepfer and Snyder, the GDBA/BOCO Director is Mr. Klemsz and the Mutual Director is Mr. Bloom.

The Board may, in its discretion, increase the size of the Board; provided however, that the trustees will, subject to the terms of the Shareholders' Agreement, have the right to designate a majority of the individuals to be nominated for election to the Board and there shall always be one BOCO/GDBA Director. The rights and obligations of BOCO shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which BOCO no longer own shares of Common Stock (the “BOCO Termination Date”). Following the BOCO Termination Date, the rights and obligations of BOCO under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and the trustees. The rights and obligations of GDBA shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which GDBA no longer own shares of Common Stock (the “GDBA Termination Date”). Following the GDBA Termination Date, the rights and obligations of GDBA under the agreement shall cease but the agreement shall remain in effect as between the Company, BOCO and the trustees. The rights and obligations of the trustees shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which Messrs. Venn, Kloepfer and Gross cease to be affiliates of the Company (the “NexCore Termination Date”). Following the NexCore Termination Date, the rights and obligations of the trustees under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and BOCO. The rights and obligations of the Company under the agreement shall terminate on the later of the BOCO Termination Date, the GDBA Termination Date, or the NexCore Termination Date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered by our independent auditor, EKS&H LLLP, Certified Public Accountants, for each of the last two fiscal years:

	For the Years Ended December 31,
Category of Fee:	2012	2011
Audit Fees(1)	$95,000	$105,000
Audit-Related Fees	4,652	4,456
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$99,952	$109,456

(1) Audit fees consist of the audit of the Company’s 2012 and 2011 annual financial statements included in the Company’s annual report and review of the Company’s quarterly financial statements during 2012 and 2011 included in the Company’s quarterly reports.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

1.	Financial Statements.

The list of the Consolidated Financial Statements set forth on the Index to Financial Statements on Page 44 of this Form 10-K is incorporated into this item by reference.

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

NexCore Healthcare Capital Corp
Dated: April 1, 2013	By:	/s/ Gregory C. Venn
Gregory C. Venn
President and Chief Executive Officer

Dated: April 1, 2013	By:	/s/ Robert E. Lawless
Robert E. Lawless
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 1, 2013	By:	/s/ Gregory C. Venn
Gregory C. Venn
Director

Dated: April 1, 2013	By:	/s/ Peter K. Kloepfer
Peter K. Kloepfer
Director

Dated: April 1, 2013	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director

Dated: April 1, 2013	By:	/s/ Richard A. Bloom
Richard A. Bloom
Director

Dated: April 1, 2013	By:	/s/ Loren E. Snyder
Loren E. Snyder
Director

43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
NexCore Healthcare Capital Corp
Denver, Colorado

We have audited the accompanying consolidated balance sheets of NexCore Healthcare Capital Corp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCore Healthcare Capital Corp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                               /s/ EKS&H LLLP

April 1, 2013

Denver, Colorado

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$7,504,549	$1,930,441
Accounts receivable	1,303,393	3,560,957
Prepaid expenses and deposits	147,166	62,565
Revenue in excess of billings	—	248,874
Pre-development costs	78,988	71,697
Investments in unconsolidated affiliates	4,215,938	4,514,579
Property and equipment, net of accumulated depreciation of $592,508 and $443,694, respectively	471,556	585,175
Total assets	$13,721,590	$10,974,288

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$160,327	$176,647
Accrued liabilities	560,045	1,376,753
Deferred rent and other liabilities	389,021	341,608
Total liabilities	1,109,393	1,895,008

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; Authorized - 200,000,000 shares at each period end, respectively; Issued and outstanding - 49,895,841 and 49,455,841 as of December 31, 2012 and 2011, respectively	49,896	49,456
Additional paid-in capital	11,335,262	11,136,895
Accumulated other comprehensive loss	(571,313)	—
Retained earnings (accumulated deficit)	757,678	(2,514,658)
Total stockholders’ equity	11,571,523	8,671,693
Noncontrolling interests	1,040,674	407,587
Total equity	12,612,197	9,079,280
Total liabilities and equity	$13,721,590	$10,974,288

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011
REVENUE
Development, facilities consulting and construction management fees	$5,552,354	$5,920,447
Leasing commissions and tenant consulting fees	1,222,779	2,118,060
Property and asset management fees	2,361,915	1,657,211
Investor advisory and other fees	4,823,714	883,633
Total revenue	13,960,762	10,579,351

OPERATING EXPENSES
Direct costs of revenue	1,139,076	754,411
Depreciation and amortization	169,182	116,218
Selling, general and administrative	9,444,862	8,718,533
Total operating expenses	10,753,120	9,589,162
Income from operations	3,207,642	990,189

OTHER INCOME (LOSS)
Equity in earnings of unconsolidated affiliates	665,765	22,954
Interest income	1,469	957
Gain on sale of property and equipment, net	—	966
Loss on disposal of real estate assets	—	(13,461)
Income before income taxes	3,874,876	1,001,605
Income tax expense	(195,095)	—
Consolidated net income	3,679,781	1,001,605
Net income attributable to noncontrolling interests	(407,445)	(112,994)
Net income attributable to common stockholders	$3,272,336	$888,611

EARNINGS PER COMMON SHARE
Basic income per common share	$0.07	$0.02
Diluted income per common share	$0.06	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	49,470,267	49,455,841
Diluted	51,958,219	50,776,890

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2012	2011
Consolidated net income	$3,679,781	$1,001,605
Other comprehensive loss:
Unrealized loss on cash flow hedging derivative of unconsolidated affiliate	(571,313)	—
Comprehensive income	3,108,468	1,001,605
Comprehensive income attributable to noncontrolling interests	(350,314)	(112,994)
Comprehensive income attributable to common stockholders	$2,758,154	$888,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional Paid-in	Earnings (Accumulated	Other Comprehensive	Noncon-trolling	Total
	Shares	Amount	Capital	Deficit)	Loss	Interests	Equity
Balance as of December 31, 2010	49,455,841	$49,456	$11,034,657	$(3,403,269)	$—	$294,593	$7,975,437

Net income	—	—	—	888,611	—	112,994	1,001,605

Equity-based compensation	—	—	102,238	—	—	—	102,238
Balance as of December 31, 2011	49,455,841	49,456	11,136,895	(2,514,658)	—	407,587	9,079,280

Net income	—	—	—	3,272,336	—	407,445	3,679,781

Unrealized loss on cash flow hedging derivative of unconsolidated affiliate	—	—	—	—	(571,313)	—	(571,313)

Issuance of common stock under compensation plan	440,000	440	(440)	—	—	—	—

Equity-based compensation	—	—	198,807	—	—	—	198,807

Contributions from noncontrolling interests	—	—	—	—	—	238,760	238,760

Distributions to noncontrolling interests	—	—	—	—	—	(13,118)	(13,118)

Balance as of December 31, 2012	49,895,841	$49,896	$11,335,262	$757,678	$(571,313)	$1,040,674	$12,612,197

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net income	$3,679,781	$1,001,605
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	169,182	116,218
Loss on disposal of real estate assets (1)	—	13,461
Gain on disposal of property and equipment	—	(966)
Equity in earnings of unconsolidated affiliate	(665,765)	(22,954)
Equity-based compensation expense	198,807	102,238
Operating distributions from unconsolidated affiliate	688,719	—
Changes in operating assets and liabilities:
Accounts receivable (1)	2,257,564	(3,078,121)
Revenue in excess of billings	248,874	86,586
Prepaid expenses and deposits	(34,601)	(14,617)
Pre-development costs	(7,291)	174,830
Accounts payable and accrued liabilities (1)	(833,028)	1,221,299
Deferred rent	47,413	80,508
Net cash provided by (used in) operating activities	5,749,655	(319,913)

INVESTING ACTIVITIES:
Capital expenditures	(55,563)	(344,590)
Investment in unconsolidated joint venture	(1,114,300)	(1,940,282)
Distributions from unconsolidated joint venture	1,057,434	—
Increase in deposits	(50,000)	—
Proceeds from disposal of real estate assets (1)	—	13,483
Proceeds from disposal of property and equipment	—	1,750
Change in restricted cash	—	1,006,342
Net cash used in investing activities	(162,429)	(1,263,297)

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(13,118)	—
Net cash used in financing activities	(13,118)	—
Net change in cash and cash equivalents	5,574,108	(1,583,210)
Cash and cash equivalents, beginning of period	1,930,441	3,513,651
Cash and cash equivalents, end of period	$7,504,549	$1,930,441
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash activity:

Capital contribution from noncontrolling interest	$238,760	$—
Landlord reimbursement of capital expenditures	$—	$245,000

(1)	We transferred our interests in nine subsidiaries holding real estate assets on March 25, 2011, as further described in Note 3 below, to CDA Fund, LLC (“CDA”), a subsidiary of BOCO Investments, LLC (“BOCO”). In exchange, CDA assumed our related party senior notes with BOCO and GDBA Investments LLLP (“GDBA”), as well as the credit facility with First-Citizens Bank & Trust Company (“First Citizens Bank”). In addition, CDA assumed certain accrued liabilities of approximately $24,000 and accounts receivable of approximately $112,000 related to the assumed real estate assets. The transfer resulted in a loss of $13,461 for the nine months ended September 30, 2011. The related party debt and the credit facility that were assumed by CDA were no longer obligations of ours as of March 25, 2011. BOCO and GDBA are related parties. See the discussion of our related parties in Note 12.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

NexCore Healthcare Capital Corp provides comprehensive healthcare solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. We primarily focus on serving and advising our clients with planning and developing outpatient service facilities that target operational efficiencies and lower the cost of delivering healthcare services. We have historically been active in a wide range of healthcare project types, including medical office buildings, medical services buildings, outpatient centers of excellence, freestanding emergency departments, wellness centers, and multi-specialty and single-specialty physician group facilities. Our majority owned subsidiary, NexCore Group LP, was formed in 2004.

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first step of the Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare. In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate (the “Companion Units”) that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare.

As used herein, “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, except where the context otherwise requires.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare Capital Corp and our consolidated subsidiaries. Noncontrolling equity interests in two consolidated subsidiaries are reflected as noncontrolling interests in the Consolidated Financial Statements. We also have a noncontrolling partnership interest in one unconsolidated joint venture, which is accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

Reclassifications

Certain items in our consolidated Financial Statements for 2011 have been reclassified to conform to the 2012 presentation.

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

Our financial instruments include accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments as of December 31, 2012 and 2011 are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. For the years ended December 31, 2012 and 2011, respectively, no bad debt expense was recorded. There was no allowance for doubtful accounts as of December 31, 2012 and 2011.

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

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Consolidated Balance Sheet. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statement of Cash Flows.

During the analysis of the investment, it was determined that the unconsolidated affiliate was a VIE. We determined the affiliate was a VIE based on several factors, including whether the affiliate’s total equity investment at risk upon inception was sufficient to finance the affiliate’s activities without additional subordinated financial support. We made judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis. In a quantitative analysis, we incorporated various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. The determination of the appropriate accounting with respect to this VIE was based on the determination of the primary beneficiary. We determined we were not the primary beneficiary of the VIE as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance. As reconsideration events occur, or at a minimum each reporting period, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

Additionally, during the year ended December 31, 2012, we invested in one unconsolidated affiliate that we account for under the cost method as we have a 1% interest in the affiliate and we have no influence or control.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete. As of December 31, 2011, we recorded an asset of $248,874, for revenue recognized in excess of billings which represents the difference between actual billed revenue and the revenue recognized using the percentage-of-completion method.

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

Guaranties

A guarantor is required to recognize, at the inception of a guaranty, a liability for the fair value of the obligation undertaken in issuing the guaranty. Management continually evaluates guaranties made to determine if the guaranties meet the criteria required to record a liability. As of December 31, 2011, our guaranties, referred to in Note 8, met the criteria to be recorded as liabilities; however, the amount was de minimus and no value was recorded. As of December 31, 2012, the three projects were completed and the associated guaranties were released.

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

The dilutive effect of the outstanding stock awards for the year ended December 31, 2012 was 2,487,952 shares. Stock awards to purchase 1,129,979 shares of our common stock (“Common Stock”) were excluded from the calculation of diluted income per share for the year ended December 31, 2012 because their inclusion would have been anti-dilutive. The dilutive effect of the outstanding stock awards for year ended December 31, 2011 was 1,321,049 shares. Stock awards to purchase 1,525,208 shares of our Common Stock were excluded from the calculation of diluted income per share for the year ended December 31, 2011 because their inclusion would have been anti-dilutive.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of December 31, 2012 and 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of December 31, 2012, we owned 90% of the consolidated partnership, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10%, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to seven properties that were recapitalized by our equity partner. Pursuant to this venture agreement, we contributed $1,114,300 for a 1% equity interest which will be accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan . Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate.

Comprehensive Income

We report comprehensive income in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive loss” related to unrealized losses on interest rate swaps considered cash flow hedging derivatives.

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

NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Venture I

During September 2010, we entered into a joint venture agreement with an institutional equity partner to develop various healthcare related real estate projects. We own an interest in the limited liability company through which the joint venture is being conducted (“Venture I”), which was determined to be a VIE. We are the managing member in Venture I, but our rights as managing member are subject to the rights of the institutional partner. We determined that we were not the primary beneficiary as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance, and therefore, we account for this investment under the equity method.

As of December 31, 2012, Venture I had no projects under development and owned three completed development projects. Our investment balance in Venture I of $2,862,878 and $4,514,579 as of December 31, 2012 and 2011, respectively, represents cash we contributed to Venture I to fund our portion of these development projects, adjusted by our share of results of operations and cash distributions. All development projects were operating as of December 31, 2012. Our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliates” in our Consolidated Statements of Operations. Additionally during the year ended December 31, 2012, the subsidiaries of Venture I refinanced their construction loans with longer-term debt and contemporaneously entered into interest rate swaps that qualified for hedge accounting as cash flow hedges. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

The following table provides unaudited selected financial information for our unconsolidated affiliate as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, respectively.

Balance Sheets	As of December 31, 2012	As of December 31, 2011
Real estate, net of accumulated depreciation	$64,110,432	$28,895,100
Construction in progress	193,914	7,433,859
Total assets	69,248,426	37,631,562
Debt	54,832,478	11,961,097
Total liabilities	58,073,332	13,371,217
Partner’s capital	9,962,251	24,107,320
Accumulated other comprehensive loss	571,313	—
Retained earnings	1,784,156	153,025

	For the Years Ended December 31,
Statements of Operations and Comprehensive Income	2012	2011
Rental revenues	$6,076,912	$617,949
Operating expenses	1,624,755	391,069
Depreciation expense	1,722,171	73,855
Interest expense	1,098,855	—
Net income	1,631,131	153,025
Fair value adjustment of cash flow hedge	(571,313)	—
Comprehensive income	1,059,818	153,025

Venture II

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to seven properties that were recapitalized by our equity partner. Pursuant to this venture agreement, we contributed $1,114,300 for a 1% equity interest which will be accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest.

NOTE 5.  PROPERTY AND EQUIPMENT

Our property and equipment consists mainly of computer equipment, leasehold improvements and office equipment. Property and equipment is depreciated on a straight-line basis based on the useful life of the asset. Depreciation and amortization expense for the year ended December 31, 2012 and 2011 was $169,182 and $116,218, respectively.

	As of December 31,
	2012	2011
Computer equipment and software	$322,428	$293,196
Leasehold improvements	433,497	427,088
Medical office equipment	29,186	30,181
Vehicles	23,342	23,342
Office furniture and equipment	255,611	255,062
Total property and equipment	1,064,064	1,028,869
Accumulated depreciation and amortization	(592,508)	(443,694)
Total property and equipment, net	$471,556	$585,175

NOTE 6. OTHER LIABILITIES

	As of December 31,
ACCRUED LIABILITIES	2012	2011
Accrued vacation	$42,177	$18,913
Accrued sick time	76,900	98,919
Accrued incentive bonus and other	245,873	1,258,921
Accrued taxes payable	195,095	—
Accrued liabilities	$560,045	$1,376,753

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

	As of December 31,
	2012	2011
DEFERRED RENT AND OTHER LIABILITES
Deferred rent	$371,156	$325,508
Other	17,865	16,100
Deferred rent and other liabilities	$389,021	$341,608

NOTE 7. DEBT

BOCO Line of Credit

NexCore Group LP, our consolidated subsidiary, had a revolving line of credit with BOCO which matured in July 2012. There was no outstanding balance on this line of credit as of December 31, 2011.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Guaranties

We executed project completion guaranties with U.S. Bancorp (“US Bank”) and Wells Fargo Bank, N.A. (“Wells Fargo”) on behalf of subsidiaries owned by our unconsolidated affiliate, Venture I, in connection with construction loans for three development projects during 2010 and 2011. The guaranty agreements unconditionally guaranteed the banks that the projects would be completed, all costs would be paid, and that each property would be free and clear of all liens prior to the release of its specific guaranty. As of December 31, 2012, the three projects were completed and the associated guaranties were released.

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

For the years ended December 31, 2012 and 2011, the amount recorded as rent expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $242,475 and $259,454, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2012 and December 31, 2011, those amounts were $371,156 and $325,508, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
2013	$271,952
2014	271,553
2015	277,587
2016	289,656
2017	301,725
Remaining	—
Total minimum lease payments	$1,412,473

Contingent Consideration

Pursuant to the Acquisition, we are required to have a specified amount of net operating loss carryforwards (“NOLs”) that are not subject to limitation or restriction under Section 382(a) of the Internal Revenue Code for state and Federal income tax purposes which will be available for use during the period from the date of the Acquisition through January 1, 2014. If the NOLs become subject to limitation under Section 382(a) we will be required to issue up to an additional 8,000,000 shares of Common Stock (the “NOL Shares”) to the seller. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the Acquisition. The determination of our NOLs will be based on our Federal income tax return for the year ending December 31, 2013. As of December 31, 2012, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of December 31, 2012 or December 31, 2011.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2012, we had 200,000,000 shares of Common Stock authorized, of which 49,895,841 and 49,455,841 shares were outstanding as of December 31, 2012 and 2011, respectively. As of December 31, 2012, 49,068,781 shares of Common Stock were subject to various trading restrictions implemented in connection with the Acquisition. These trading restrictions prohibited any sales or other dispositions of shares on or before September 29, 2012. Thereafter these trading restrictions permit sales of shares in limited amounts, provided that no such sale may be made at a price less than $2.00 per share (subject to equitable adjustment for any stock dividend, stock split, combination or other applicable recapitalization event) unless otherwise unanimously agreed to by our stockholders who are subject to the trading restrictions. All of these trading restrictions expire on September 29, 2014.

During the year ended December 31, 2012, we issued 440,000 shares of Common Stock to certain officers and employees of the Company. These shares are subject to certain trading restrictions, as discussed above.

Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of December 31, 2012 and 2011, respectively.

Restructuring

On November 15, 2012, our board of directors determined it to be in the best interests of the our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing the operations between two primary operating subsidiaries. The first step of the reorganization was completed in December 2012 when we formed NexCore Real Estate LLC as a 90% owned subsidiary of ours, and the real estate interests then held by us were contributed to NexCore Real Estate LLC in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate LLC. Shortly thereafter, the Class B Units of NexCore Real Estate LLC held by us were distributed pro rata to all of the then existing stockholders of ours. See Note 14 for more information about our reorganization.

Class A Units

The Class A Units represent a preferred interest in NexCore Real Estate LLC. The Class A Unitholders are entitled to a preferred return equal to 14% of the fair value of the contributed real estate at the date of contribution. The Class A Unitholders has an interest in 2% of the future profits and earnings of NexCore Real Estate LLC after the payment of their preferred return. Each holder of a Class A Unit is entitled to one vote on all matters to which Unitholders are entitled to vote.

Class B Units

The Class B Units represent an interest in 98% of the future profits and earnings of NexCore Real Estate LLC after the payment of the preferred return payable to the Class A Unitholders as described above. Holders of Class B Units have no voting rights in NexCore Real Estate LLC. The Class B Units do not have preemptive rights. All Class B Units are subject to drag-along provisions rights that will provide that if 70% or more of the Class B Unitholders approve a merger, sale or certain other business combinations, all remaining Class B Unitholders must tender or contribute their Units or otherwise agree to the transaction.

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

The sources of income before income taxes were as follows:

	For the Years Ended December 31,
	2012	2011
United States	$3,874,876	$1,001,605
Foreign	—	—
Income before income taxes	$3,874,876	$1,001,605

Income tax expense attributable to income before income taxes consists of:

	For the Years Ended December 31,
	2012	2011
Current:
Federal	$62,000	$—
State	133,095	—
Total	195,095	—

Deferred:
Federal	—	—
State	—	—
Total	—	—
Income tax expense	$195,095	$—

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	As of December 31,
	2012	2011
Computed expected tax expense	$1,317,458	$340,546
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	193,744	44,431
Noncontrolling interest	(158,904)	(38,418)
Non-deductibles and other	3,837	—
Alternative minimum tax	62,000	—
Basis adjustment	—	885,036
State rate change	—	252,474
Change in valuation allowance	(1,223,040)	(1,484,069)
Income tax expense	$195,095	$—

Deferred Tax Assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
Impairment of asset	$—	$—
Net operating loss and carryforwards	9,389,000	10,444,529
Alternative minimum tax	62,000	—
Equity-based compensation expense	284,000	207,000
Deferred rent	—	—
Accrued compensation	—	—
Total deferred tax assets	9,735,000	10,651,529

Origination fee income	—	—
Partnership basis differences	(1,030,000)	(781,947)
Fixed assets	—	—
Other	—	—
Total deferred tax liabilities	(1,030,000)	(781,947)
Net deferred tax asset before valuation allowance	8,705,000	9,869,582
Valuation allowance	(8,705,000)	(9,869,582)
Total net deferred tax assets	$—	$—

As of December 31, 2012 and 2011, the Company has a valuation allowance of approximately $8.7 million and $ 9.9 million, respectively, since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. During the year ended December 31, 2012 the valuation allowance decreased by $1.2 million.

As of December 31, 2012 and 2011, the Company has net operating loss carryforwards in the United States for Federal income tax purposes of approximately $24.3 million and 27.4 million, respectively. The net operating losses may be subject to limitation under provisions of the Internal Revenue Code. The net operating losses will expire in varying amounts from 2026 to 2032.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company did not have any unrecognized tax benefits as of the years ended December 31, 2012 or 2011.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statement of Operations or accrued on the Consolidated Balance Sheet.

The primary jurisdictions in which the Company files tax returns are the United States and Colorado. With limited exception, the Company is no longer subject to United States Federal examinations for years before 2009 and Colorado state examinations for years before 2008.

NOTE 11. EQUITY-BASED COMPENSATION

Stock Options

We may grant stock options to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. During the year ended December 31, 2012, we canceled 750,000 options and granted 1,278,000 options at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. As part of the 1,278,000 options granted, the 750,000 options that were canceled were reissued. This was accounted for as a modification of terms and a modification penalty of $3,198 was added to the total equity-based compensation expense to be amortized. All options issued were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	2012	2011
Expected term of options	5.5 years	5.5 years
Expected volatility-range used	54.74%	54.74%
Expected volatility-weighted average	54.74%	54.74%
Risk-free interest rate-range used	1.24%-1.37%	1.60%-2.79%

Equity-based compensation expense related to options granted under the Plans is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2012 and 2011, our equity-based compensation expense related to options was $136,283 and $102,238, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of December 31, 2012, $197,208 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued. We expect to recognize such expense over a remaining weighted average period of 1.7 years.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2012 and 2011, as well as the total options exercisable as of December 31, 2012. No options were exercised or expired during the years ended December 31, 2012 and 2011, respectively. Shares obtained from the exercise of our options are subject to various trading restrictions. During the year ended December 31, 2012, 21,000 options were forfeited.

	Options Pursuant to the Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2010	2,427,079	$0.43
Granted	750,000	0.69	$0.35
Issued and outstanding as of December 31, 2011	3,177,079	0.49		5.5	$—
Granted	1,278,000	0.16	0.01
Cancelled	(750,000)	0.69
Forfeited	(21,000)	0.16
Issued and outstanding as of December 31, 2012	3,684,079	0.33		4.9	692,230
Exercisable as of December 31, 2012	2,135,412	0.46		4.2	318,300
F-18

Restricted Stock

During the year ended December 31, 2012, we issued 440,000 shares of Common Stock to certain officers and employees of the Company, of which one-third vested immediately and one-third will vest upon the first and second anniversaries of the grant date, respectively. These shares, vested or unvested, have all of the rights of a shareholder and are subject to certain lock-up provisions. These shares were granted pursuant to our Incentive Compensation Guidelines, which were adopted during the year ended December 31, 2012.

For the year ended December 31, 2012, equity-based compensation expense related to the restricted stock was $62,524, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of December 31, 2012, $113,476 of such expense remained unrecognized which reflects the unamortized portion of the value of such restricted stock issued. We expect to recognize such expense over a remaining weighted average period of 1.9 years.

NOTE 12. RELATED PARTIES

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

	For the Year Ended December 31,
Related party:	2012	2011
Revenue	$11,000,706	$8,342,278
Direct costs of revenue	511,692	443,715

	As of December 31,
Related party:	2012	2011
Accounts receivable	$804,281	$3,355,171

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

NexCore Group LP has a contract with WestMountain Asset Management, Inc., whereby they provide marketing consulting services to us for approximately $6,000 per month. During the years ended December 31, 2012 and 2011, we paid $73,500 and $6,072, respectively. As of December 31, 2012, there was no amounts due to them and as of December 31, 2011, $6,000 was payable to them.

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

Guaranties

We executed project completion guaranties with US Bank and Wells Fargo on behalf of subsidiaries owned by our unconsolidated affiliate, Venture I, in connection with construction loans for three development projects during 2010 and 2011. The guaranty agreements unconditionally guaranteed the banks that the projects would be completed, all costs would be paid, and that each property would be free and clear of all liens prior to the release of its specific guaranty. Additionally, an entity owned by related parties executed limited payment guaranties with US Bank and Wells Fargo related to those construction loans and the completion guaranties for which it received fees upon completion of the projects. Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross (our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively) agreed, subject to certain limitations, to indemnify the related party entity if it had been required to make payment under these limited payment guaranties. As of December 31, 2012, the three projects were completed and the associated guaranties were released.

NexCore Partners Inc.

As of December 31, 2012 and 2011, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of December 31, 2012, we owned 90% of the consolidated entity, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10%, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

NOTE 13. CONCENTRATIONS

Our leasing and property management revenue for the years ended December 31, 2012 and 2011, respectively, was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of December 31, 2012, we managed 23 healthcare properties. Additionally, the development projects with Venture I accounted for $5,570,391, or 40%, of our total revenue for the year ended December 31, 2012, and $7,150,789, or 68%, of our total revenue for the year ended December 31, 2011. As of December 31, 2012, the balance of accounts receivable from projects associated with Venture I was $704,548, or 54%, of our total accounts receivable balance. As of December 31, 2011, the balance of accounts receivable from projects associated with Venture I was $3,258,336, or 92%, of our total accounts receivable balance.

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

Dividend

On February 18, 2013, we paid a special dividend of $0.01 per share to stockholders of record as of the close of business on February 4, 2013.

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first step of the Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare. In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate (the “Companion Units”) that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare.

NexCore Companies LLC (“HoldCo”) is a newly-formed Delaware limited liability company that is intended to serve as the parent holding company of NexCore Healthcare and NexCore Real Estate after the completion of the Reorganization. In March 2013, HoldCo filed a Registration Statement on Form S-4 (the “Registration Statement”) to register the securities to be issued in connection with the next step of the Reorganization which involves the issuance of HoldCo Common Units (the “HoldCo Units”) in exchange for the contribution to HoldCo of (i) of the shares of common stock (the “NexCore Stock”) held by the stockholders of NexCore Healthcare Capital Corp and (ii) the Companion Units held by the members of NexCore Real Estate.

In connection with the Reorganization, we expect the holders of approximately 98% of the outstanding shares of NexCore Stock (the “Participating Holders”) to agree to contribute all of their shares of NexCore Stock and their Companion Units to HoldCo in exchange for HoldCo Units on the basis set forth in the Contribution Agreement by and among HoldCo, certain stockholders of NexCore Healthcare and certain members of NexCore Real Estate (the “Contribution Agreement”). The Companion Units are subject to a “drag-along” provision under the Operating Agreement of NexCore Real Estate (the “Subsidiary Operating Agreement”), which provides that if the members of NexCore Real Estate who own more than 70% of the Companion Units approve certain transactions, including the transactions contemplated in the Reorganization, then such members may require all of the other members of NexCore Real Estate to also contribute their Companion Units for the same consideration per Companion Unit and on the same terms and conditions applicable to the Participating Holders. The Participating Holders collectively own more than 70% of the Companion Units and we expect them to exercise their right to require all of the other members of NexCore Real Estate to also contribute their Companion Units on the terms and conditions set forth in the Contribution Agreement.

The Reorganization is currently expected to be completed sometime during the second quarter of fiscal 2013.

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

10.1 10.2

Amended and Restated 2008 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2011. †

Employment Agreement, dated as of July 6, 2011, by and between NGE Co. and Robert Lawless, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011. †

10.3	Interest Purchase Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.4	Indemnification Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.5	Asset Indemnification Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.6	Loan Indemnification Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.7	Shareholders’ Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.8	Lock-Up Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.9*	Restricted Common Stock Award Agreement by and between the Company and Robert D. Gross, dated as of November 30, 2012. †

10.10*	Restricted Common Stock Award Agreement by and between the Company and Peter K. Kloepfer, dated as of November 30, 2012. †

10.11*	Restricted Common Stock Award Agreement by and between the Company and Robert E. Lawless, dated as of November 30, 2012. †

10.12*	Restricted Common Stock Award Agreement by and between the Company and Gregory C. Venn, dated as of November 30, 2012. †

21.1*	List of Subsidiaries.

23.1*	Consent of EKS&H LLLP.

E-1

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following financial statements from NexCore Healthcare Capital Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Noncontrolling Interests, (iv) Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*	Filed herewith.
**	The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of Form 10-K.

E-2