Form 10-Q
period 2013-03-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2013-05-08
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class)	51,066,503 (Outstanding on May 1, 2013)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$6,676,539	$7,504,549
Accounts receivable	1,235,046	1,303,393
Prepaid expenses and deposits	102,400	147,166
Pre-development costs	81,413	78,988
Investments in unconsolidated affiliates	3,803,390	4,215,938
Property and equipment, net of accumulated depreciation of $633,948 and $592,508, respectively	445,296	471,556
Total assets	$12,344,084	$13,721,590

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$260,859	$160,327
Accrued liabilities	286,048	560,045
Deferred rent and other liabilities	375,299	389,021
Total liabilities	922,206	1,109,393

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; Authorized - 200,000,000 shares at each period end, respectively; Issued and outstanding - 50,737,504 and 49,895,841 as of March 31, 2013 and December 31, 2012, respectively	50,738	49,896
Additional paid-in capital	11,014,205	11,335,262
Accumulated other comprehensive loss	(496,143)	(571,313)
Retained earnings (accumulated deficit)	(9,335)	757,678
Total stockholders’ equity	10,559,465	11,571,523
Noncontrolling interests	862,413	1,040,674
Total equity	11,421,878	12,612,197
Total liabilities and equity	$12,344,084	$13,721,590

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
REVENUE
Development, facilities consulting and construction management fees	$260,651	$317,342
Leasing commissions and tenant consulting fees	180,232	244,726
Property and asset management fees	570,424	534,403
Investor advisory and other fees	69,988	184,751
Total revenue	1,081,295	1,281,222

OPERATING EXPENSES
Direct costs of revenue	344,776	211,839
Depreciation and amortization	41,440	43,309
Selling, general and administrative	1,776,304	1,747,974
Total operating expenses	2,162,520	2,003,122
Loss from operations	(1,081,225)	(721,900)

OTHER INCOME
Equity in earnings of unconsolidated affiliates	314,774	240,069
Interest income	909	167
Loss before income taxes	(765,542)	(481,664)
Income tax expense	(77,000)	—
Consolidated net loss	(842,542)	(481,664)
Net loss attributable to noncontrolling interests	75,529	44,760
Net loss attributable to common stockholders	$(767,013)	$(436,904)

LOSS PER COMMON SHARE
Basic loss per common share	$(0.02)	$(0.01)
Diluted loss per common share	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,152,563	49,455,841
Diluted	50,152,563	49,455,841

Dividends declared per common share	$0.01	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Consolidated net loss	$(842,542)	$(481,664)
Other comprehensive income:
Unrealized income on cash flow hedging derivative of unconsolidated affiliate	75,170	—
Comprehensive loss	(767,372)	(481,664)
Comprehensive loss attributable to noncontrolling interests	67,945	44,760
Comprehensive loss attributable to common stockholders	$(699,427)	$(436,904)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net loss	$(842,542)	$(481,664)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,440	43,309
Equity in earnings of unconsolidated affiliate	(314,774)	(240,069)
Equity-based compensation expense	41,944	33,780
Operating distributions from unconsolidated affiliate	314,774	240,069
Changes in operating assets and liabilities:
Accounts receivable	68,347	2,780,353
Revenue in excess of billings	—	96,030
Prepaid expenses and deposits	(5,234)	10,406
Pre-development costs	(2,425)	(18,900)
Accounts payable and accrued liabilities	(220,758)	(1,214,384)
Deferred rent	(13,722)	51,140
Net cash (used in) provided by operating activities	(932,950)	1,300,070

INVESTING ACTIVITIES:
Capital expenditures	(15,180)	(25,857)
Investment in unconsolidated joint venture	(760)	—
Distributions from unconsolidated joint venture	488,478	—
Decrease in deposits	50,000	—
Net cash provided by (used in) investing activities	522,538	(25,857)

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(55,439)	(9,973)
Proceeds received from exercise of options	136,799	—
Dividends paid to common stockholders	(498,958)	—
Net cash used in financing activities	(417,598)	(9,973)
Net change in cash and cash equivalents	(828,010)	1,264,240
Cash and cash equivalents, beginning of period	7,504,549	1,930,441
Cash and cash equivalents, end of period	$6,676,539	$3,194,681
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$195,095	$—
Cash paid for interest	$—	$—
Supplemental disclosure of noncash activity:
Accrued preferred return to noncontrolling interests	$47,293	$—

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

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first step of the Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare Capital Corp (“NexCore Healthcare”). In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate (the “Companion Units”) that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information and Reclassifications

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2012 and related notes thereto as filed on Form 10-K on April 1, 2013.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. We also have noncontrolling partnership interests in one unconsolidated joint venture, which is accounted for under the equity method and one unconsolidated joint venture which is accounted for under the cost method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

We consolidate entities where we can exert control. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Our financial instruments include accounts receivable and accounts payable. The carrying values of these financial instruments as of March 31, 2013 and December 31, 2012 are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the three months ended March 31, 2013 or 2012. There was no allowance for doubtful accounts as of March 31, 2013 or December 31, 2012.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification (“ASC”), we have capitalized certain third-party costs related to prospective development projects that we consider likely to proceed. If we subsequently determine that the project is no longer likely to proceed or such costs are not recoverable, any related capitalized costs are expensed and recorded as “Direct costs of revenue” on the Condensed Consolidated Statement of Operations. Upon commencement of the project, any related capitalized costs are submitted for reimbursement from the owner of the project. These costs include, but are not limited to, legal fees, marketing costs, travel expenses, architectural and engineering fees, due diligence expenses and other direct costs. We do not capitalize any internal costs as pre-development costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the expected life or term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Condensed Consolidated Statement of Operations.

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Condensed Consolidated Balance Sheets. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Condensed Consolidated Statements of Cash Flows.

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

Additionally, we are invested in one unconsolidated affiliate that we account for under the cost method as we have a 1% interest in the affiliate and we have no significant influence or control.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of March 31, 2013 and December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

There was no dilutive effect for the outstanding awards for the three months ended March 31, 2013 and 2012, respectively, as we reported a net loss for both periods.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of March 31, 2013 and December 31, 2012, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of March 31, 2013, we owned 90% of the consolidated partnership, NexCore Real Estate. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Condensed Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to seven properties. Pursuant to these venture agreements, we contributed $1,114,300 for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest.

During the three months ended March 31, 2013, we formed Equity Participation LLC, a limited liability company owned by various officers and employees of ours. Commencing with the formation, Equity Participation LLC has a 1% interest in the operations of NexCore Development LLC, a consolidated subsidiary, which is reflected as “Noncontrolling Interests” in our Condensed Consolidated Financial Statements. See additional discussion in Note 8.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation such as profits interests to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Condensed Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate. Profits interests are valued using a probability-weighted valuation model.

Comprehensive Loss

We report comprehensive loss in our Condensed Consolidated Statements of Comprehensive Loss. Amounts reported in “Accumulated other comprehensive loss” on our Condensed Consolidated Balance Sheets are related to unrealized gains on interest rate swaps that are considered to be cash flow hedging derivatives.

New Accounting Pronouncement

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is applicable for us in the second quarter of fiscal 2013 prospectively, although early adoption is permitted. As the accounting standard will only impact disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

NOTE 3. REORGANIZATION

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first step of the Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare Capital Corp (“NexCore Healthcare”). In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate (the “Companion Units”) that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare.

NexCore Companies LLC (“HoldCo”) is a newly-formed Delaware limited liability company that is intended to serve as the parent holding company of NexCore Healthcare and NexCore Real Estate after the completion of the Reorganization. In March 2013, HoldCo filed a Registration Statement on Form S-4 (the “Registration Statement”) to register the securities to be issued in connection with the next step of the Reorganization which involves the issuance of HoldCo Common Units (the “HoldCo Units”) in exchange for the contribution to HoldCo of (i) of the shares of common stock (the “NexCore Stock”) held by the stockholders of NexCore Healthcare and (ii) the Companion Units held by the members of NexCore Real Estate.

In connection with the Reorganization, we expect the holders of approximately 98% of the outstanding shares of NexCore Stock (the “Participating Holders”) to agree to contribute all of their shares of NexCore Stock and their Companion Units to HoldCo in exchange for HoldCo Units on the basis set forth in a contribution agreement by and among HoldCo, certain stockholders of NexCore Healthcare and certain members of NexCore Real Estate (the “Contribution Agreement”). The Companion Units are subject to a “drag-along” provision under the Operating Agreement of NexCore Real Estate (the “Subsidiary Operating Agreement”), which provides that if the members of NexCore Real Estate who own more than 70% of the Companion Units approve certain transactions, including the transactions contemplated in the Reorganization, then such members may require all of the other members of NexCore Real Estate to also contribute their Companion Units for the same consideration per Companion Unit and on the same terms and conditions applicable to the Participating Holders. The Participating Holders collectively own more than 70% of the Companion Units and we expect them to exercise their right to require all of the other members of NexCore Real Estate to also contribute their Companion Units on the terms and conditions set forth in the Contribution Agreement. We use the term “Securities Exchange” to refer to the contributions pursuant to the drag-along provisions described above and pursuant to the contribution Agreement.

After the closing of the Securities Exchange, the HoldCo Board intends to complete the Reorganization by effecting a merger of HoldCo Merger Sub LLC, a to-be-formed wholly-owned subsidiary of HoldCo (the “Merger Sub”), with and into NexCore Healthcare with NexCore Healthcare remaining as the surviving entity (the “Merger”). As a result of the Merger, NexCore Healthcare will become a 100% owned subsidiary of HoldCo and the former stockholders of NexCore Healthcare will receive the same consideration in the Merger they would have received if they had contributed their shares pursuant to the Contribution Agreement.

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

As of March 31, 2013, Venture I had no projects under development and owned three completed development projects. Our investment balance in Venture I of $2,449,570 and $2,862,878 as of March 31, 2013 and December 31, 2012, respectively, represents cash we contributed to Venture I to fund our portion of these development projects, adjusted by our share of results of operations and cash distributions. Our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliates” in our Condensed Consolidated Statements of Operations. Additionally, the subsidiaries of Venture I refinanced their construction loans with longer-term debt and contemporaneously entered into interest rate swaps that qualified for hedge accounting as cash flow hedges. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

The following table provides unaudited selected financial information for our unconsolidated affiliate as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, respectively.

Balance Sheets	As of March 31, 2013	As of December 31, 2012
Real estate, net of accumulated depreciation	$63,767,823	$64,110,432
Construction in progress	32,610	193,914
Total assets	68,119,405	69,248,426
Debt	55,621,834	54,832,478
Total liabilities	56,351,256	58,073,332
Partner’s capital	8,975,991	9,962,251
Accumulated other comprehensive loss	496,143	571,313
Retained earnings	2,296,015	1,784,156

	For the Three Months Ended March 31,
Statements of Operations and Comprehensive Income	2013	2012
Rental revenue	$2,367,668	$1,247,746
Operating expenses	689,751	339,225
Depreciation expense	693,318	249,170
Interest expense	472,740	156,562
Net income	511,859	502,789
Fair value adjustment of cash flow hedge	75,170	—
Comprehensive income	587,029	502,789

Venture II

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to seven properties. Pursuant to these venture agreements, we contributed $1,114,300 for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest. During the three months ended March 31, 2013, we contributed an additional $760 to this joint venture.

NOTE 5. OTHER LIABILITIES

ACCRUED LIABILITIES	As of March 31, 2013	As of December 31, 2012
Accrued vacation	$24,865	$42,177
Accrued sick time	71,250	76,900
Accrued incentive bonus and other	166,933	245,873
Accrued taxes payable	23,000	195,095
Accrued liabilities	$286,048	$560,045

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

	As of March 31, 2013	As of December 31, 2012
DEFERRED RENT AND OTHER LIABILITES
Deferred rent	$358,934	$371,156
Other	16,365	17,865
Deferred rent and other liabilities	$375,299	$389,021

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Additionally, we entered into leases for medical office space at one of our managed properties that we sublease out to medical professionals who need temporary office space. These leases and subleases have terms of one year or less. For the three months ended March 31, 2013 and 2012, rent expense associated with these leases recorded in “Direct costs of revenue” on the Condensed Consolidated Statements of Operations was $18,973 and $13,636, respectively.

For the three months ended March 31, 2013 and 2012, the amount recorded as rent expense in “Selling, general and administrative” on the Condensed Consolidated Statements of Operations was $61,930 and $59,531, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent and other liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, those amounts were $358,934 and $371,156, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
Remainder of 2013	$256,259
2014	271,553
2015	277,587
2016	289,656
2017	301,725
Remaining	—
Total minimum lease payments	$1,396,780

Contingent Consideration

Pursuant to the terms of a reverse merger with CapTerra Financial Group, Inc. completed in September 2010 (the “Acquisition”), we are required to have a specified amount of net operating loss carryforwards (“NOLs”) that are not subject to limitation or restriction under Section 382(a) of the Internal Revenue Code for state and Federal income tax purposes which will be available for use through January 1, 2014. If the NOLs become subject to limitation under Section 382(a), we will be required to issue up to an additional 8,000,000 shares of Common Stock (the “NOL Shares”) to the seller. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the reverse merger. The determination of our NOLs will be based on our Federal income tax return for the year ending December 31, 2013. As of March 31, 2013, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of March 31, 2013 or December 31, 2012.

Redemption of Noncontrolling Interests

Commencing on November 1, 2013, we have the right to redeem the 10% interest in our operating limited partnership held by NexCore Partners Inc. The redemption price will be (i) the fair market value of the Company at the redemption date less the fair market value of any capital stock issued by us after September 29, 2010 divided by (ii) 0.9 multiplied by (iii) 0.1. The redemption price is payable either in shares of Common Stock or cash at our discretion. If we do not exercise this redemption right by November 1, 2014, then NexCore Partners Inc. has the right to require us to redeem this interest at the same price.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2013, we had 200,000,000 shares of Common Stock authorized, of which 50,737,504 and 49,895,841 shares were outstanding as of March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013, we issued 854,997 shares of Common Stock related to the exercise of options to purchase our Common Stock for proceeds of $136,799. Additionally, 13,334 shares of unvested restricted stock were forfeited. See Note 8 for additional information.

As of March 31, 2013, 49,910,444 shares of Common Stock were subject to various trading restrictions implemented in connection with the Acquisition. These trading restrictions prohibited any sales or other dispositions of shares on or before September 29, 2012. Thereafter, these trading restrictions permit sales of shares in limited amounts, provided that no such sale may be made at a price less than $2.00 per share (subject to equitable adjustment for any stock dividend, stock split, combination or other applicable recapitalization event) unless otherwise unanimously agreed to by our stockholders who are subject to the trading restrictions. All of these trading restrictions expire on September 29, 2014.

Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of March 31, 2013 and December 31, 2012, respectively.

Dividend

We do not have a history of paying regular dividends on our Common Stock. We declared and paid a special dividend of $0.01 per share on February 18, 2013 to stockholders of record on February 4, 2013.

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of the our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing the operations between two primary operating subsidiaries. The first step of the reorganization was completed in December 2012 when we formed NexCore Real Estate as a 90% owned subsidiary of ours, and the real estate interests then held by us were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate held by us were distributed pro rata to all of the then existing stockholders of ours. See Note 3 for more information about our reorganization.

Class A Units

The Class A Units represent a preferred interest in NexCore Real Estate. The members holding Class A Units are entitled to a preferred return equal to 14% of the fair value of the contributed real estate allocated to the Class A Units at the date of contribution. The Class A members have an interest in 2% of the future profits and losses of NexCore Real Estate after the payment of their preferred return. Each holder of a Class A Unit is entitled to one vote on all matters to which members are entitled to vote.

Class B Units

The Class B Units represent an interest in 98% of the future profits and losses of NexCore Real Estate after the payment of the preferred return payable to the Class A members as described above. Holders of Class B Units have no material voting rights in NexCore Real Estate. The Class B Units do not have preemptive rights. All Class B Units are subject to drag-along rights that provide that if 70% or more of the Class B members approve a merger, sale or certain other business combinations, all remaining Class B members must tender or contribute their Class B Units or otherwise agree to the transaction.

NOTE 8. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase shares of Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. During the three months ended March 31, 2013, we did not issue any stock options and 854,997 stock options were exercised with a weighted-average exercise price of $0.16 and 171,667 stock options were forfeited with a weighted-average exercise price of $0.16. During the three months ended March 31, 2012, we canceled 750,000 options and granted 1,278,000 options at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. As part of the 1,278,000 options granted, the 750,000 options that were canceled were reissued. This was accounted for as a modification of terms and a modification penalty of $3,198 was added to the total equity-based compensation expense to be amortized. All options issued were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

For the Three Months Ended March 31, 2012
Expected term of options	5.5 years
Expected volatility-range used	54.74%
Expected volatility-weighted average	54.74%
Risk-free interest rate-range used	1.24%-1.37%

Equity-based compensation expense related to options granted under the Plans is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three months ended March 31, 2013 and 2012, our equity-based compensation expense related to options was $28,119 and $33,780, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of March 31, 2013, $100,977 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued.

Restricted Stock

During the three months ended March 31, 2013, we did not issue any shares of restricted stock and 13,334 shares of unvested restricted stock were forfeited. As of March 31, 2013, of the 426,666 shares of restricted stock outstanding, 280,000 shares were unvested. Our shares of restricted stock, vested or unvested, have all of the rights of a stockholder and are subject to certain lock-up provisions. These shares were granted pursuant to our Incentive Compensation Guidelines, which were adopted during the year ended December 31, 2012. No shares of restricted stock were issued during the three months ended March 31, 2012.

For the three months ended March 31, 2013, equity-based compensation expense related to the restricted stock was $13,825, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of March 31, 2013, $94,317 of equity-based compensation expense remained unrecognized which reflects the unamortized portion of the value of such restricted stock issued.

Equity Participation LLC

In recognition of past, current and future services performed on behalf of the Company and its subsidiaries, our board of directors approved the creation of Equity Participation LLC, a limited liability company owned by various officers and employees of ours, which holds a 16.2% interest in any future profits, to the extent there are any remaining profits available after required distributions are made, that may be realized from the appreciation of existing and future real estate assets owned by our consolidated subsidiary, NexCore Development LLC. Participating officers and employees will be entitled to pre-determined profit interests on a project-by-project basis as determined by our Chief Executive Officer and our board of directors and subject to forfeiture if an employee voluntarily resigns (other than if due to retirement) or is terminated by us for cause. We determined that this award did not have any grant-date value based upon a probability-weighted valuation model. Additionally, commencing with the grant date, Equity Participation LLC has a 1% interest in the operations of NexCore Development LLC, a consolidated subsidiary, which is reflected as “Noncontrolling Interests” in our Condensed Consolidated Financial Statements.

For any future profit received by Equity Participation LLC from our existing three development projects, which are owned through a joint venture structure, 35.0% of such profits interests is held by our Chief Executive Officer, 31.7% is held by our Chief Investment Officer, 16.7% is held by our Chief Operating Officer, and 1.0% to 2.5%, dependent upon the specific project, is held by our Chief Financial Officer. The remaining portion of any such future profits interests is owned by other employees of ours.

NOTE 9. RELATED PARTIES

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

	For the Three Months Ended March 31,
Related party:	2013	2012
Revenue	$368,754	$673,551
Direct costs of revenue	149,539	108,645

Related party:	As of March 31, 2013	As of December 31, 2012
Accounts receivable	$593,115	$804,281

BOCO Investments, LLC

BOCO Investments, LLC (“BOCO”), a private investment company, has provided various financial services to us. Brian L. Klemsz, who serves on our Board of Directors, is the Chief Investment Officer of BOCO.

NexCore Group LP, our consolidated subsidiary, has a contract with WestMountain Asset Management, Inc. (“WMAM”), a marketing and media consulting and asset management firm, under which WMAM provides marketing consulting services to us for approximately $6,000 per month. Mr. Brian Klemsz, one of our Directors, serves as Treasurer and Director for WMAM. During the three months ended March 31, 2013 and 2012, we paid WMAM $18,000 and $0, respectively. As of March 31, 2013 and December 31, 2012, there were no amounts due to WMAM.

NexCore Partners Inc.

As of March 31, 2013 and 2012, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of March 31, 2013, we owned 90% of the consolidated entity, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Condensed Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

NOTE 10. CONCENTRATIONS

Our leasing and property management revenue for the three months ended March 31, 2013 and 2012 was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of March 31, 2013, we managed 23 healthcare properties. Additionally, the properties developed by Venture I accounted for $255,577, or 24%, of our total revenue for the three months ended March 31, 2013, and $429,589, or 34%, of our total revenue for the three months ended March 31, 2012. As of March 31, 2013, the balance of accounts receivable from projects associated with Venture I was $438,238, or 35%, of our total accounts receivable balance. As of December 31, 2012, the balance of accounts receivable from projects associated with Venture I was $704,548, or 54%, of our total accounts receivable balance.

NOTE 11. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein “the Company,” “we,” “our” and “us” refer to NexCore Healthcare Capital Corp and its consolidated subsidiaries, including NexCore Group LP, a Delaware limited partnership, and NexCore Real Estate LLC, a Delaware limited liability company, except where the context otherwise requires.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and such results will be subject to a variety of risks and uncertainties that may be beyond our control, including without limitation those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers. We and our principals have developed and acquired nearly 5.5 million square feet of commercial real estate. As of March 31, 2013, we managed 23 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of approximately 43,000 square feet. We and our principals have completed over $880 million of healthcare related real estate transactions on behalf of our high net worth and institutional investors.

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

Acquisition and Development Activity

During the three months ended March 31, 2012, we assisted our institutional partners in the acquisition of one medical office building. We had no such transactions during the three months ended March 31, 2013. We normally earn advisory fees upon the closing of such acquisitions and dispositions and begin earning management fees on the applicable acquisition dates.

In December of 2012, we invested approximately $1.1 million for a noncontrolling interest in a portfolio of seven medical office buildings with one of its institutional capital partners.

As part of our healthcare advisory services and development business, we are co-invested in and managing the following healthcare projects through our development joint venture, which is referred to as Venture I:

•	Silver Cross Hospital Medical Services Building — Construction commenced during October 2010 on this medical services building comprised of approximately 182,000 square feet, referred to as Silver Cross. Construction was completed during the fourth quarter of 2011. In association with this project, we have also successfully completed and leased our first two timeshare programs that focus on attracting additional physicians to the facility on a part-time basis to generate additional revenue and to serve as a potential source of longer-term tenants. The construction loan on this project was refinanced with longer-term debt during the second quarter of 2012. As of March 31, 2013, this building was approximately 90% leased.

•	Saint Anthony North Medical Pavilion — Construction commenced during June 2011 on this medical office building and freestanding emergency department comprised of approximately 48,000 square feet. Construction was completed as of September 30, 2012 and building operation commenced during the third quarter of 2012. The construction loan on this project was refinanced with longer-term debt during the fourth quarter of 2012. As of March 31, 2013, this building was approximately 97% leased.

•	Saint Agnes Hospital Medical Office Building — Construction commenced during November 2011 on this medical office building comprised of approximately 85,000 square feet. Construction was completed during the fourth quarter of 2012. The construction loan on this project was refinanced with longer-term debt during the fourth quarter of 2012. As of March 31, 2013, this building was approximately 83% leased.

During the three months ended March 31, 2013, the following projects were under development:

•	Three projects at one medical complex for which we provide project management services for the construction of a new catheterization laboratory and surgery room, and for electrical service upgrades. Construction is expected to be completed during the first half of 2013.

•	We are providing client consulting services, including strategic planning, feasibility analysis, site selection, and development and project management services, on a medical office building comprised of approximately 43,000 square feet. Construction commenced during the fourth quarter of 2012 and is expected to be completed during the first quarter of 2014.

Outlook for the Healthcare Industry

An increasing demand for healthcare services is anticipated to be driven, in part, by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning what is expected to be a prolonged increase of the senior population. We believe this increase will create a significant pipeline of customers for medical providers, and increase the demand for hospital stays, outpatient treatments and doctor visits, as well as generate a greater need for the development of new outpatient facilities. In addition to the rising baby boomer population, other factors that we believe contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

We believe that the healthcare real estate that we target is a desirable asset class because of its attractive returns and its inherently stabilizing forces including high barrier to entry markets, strong credit hospital sponsorship, stable rental growth rates, relatively long-term leases, low vacancy rates, and high tenant retention rates, all of which can contribute to long-term stable property cash flows. In addition, outpatient medical facilities are often driven by need, rather than by speculation and while the industry is not recession-proof, we believe it to be relatively recession-resistant because of its sound fundamentals and the non-cyclical nature of demand for healthcare services.

Competition

When pursuing business opportunities, we compete with regional and national private and public companies and investors. The market remains competitive for these types of assets due to the perceived attractiveness of the healthcare industry and healthcare real estate. Although some of our competitors have substantially greater financial and operational resources than we do, we feel we can effectively compete. We believe that significant growth opportunities will continue to be available for us within our targeted markets and healthcare sectors based upon our long-term relationships, access to institutional capital, level of expertise, the size of the healthcare industry and its fragmentation of facility ownership. When compared to more generic asset classes, we find that healthcare real estate tends to be owned more by smaller private investors and less by public real estate investment trusts, or REITs, and other institutional investors.

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

Regulatory Matters

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our clients generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information, and relationships between healthcare systems and physicians and other referral sources. In addition, there could be new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our clients seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the client would be prevented from operating the project in its intended manner.

Critical Accounting Policies

Interim Financial Information and Reclassifications

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2012 and related notes thereto as filed on Form 10-K on April 1, 2013.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare Capital Corp and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. We also have noncontrolling partnership interests in one unconsolidated joint venture, which is accounted for under the equity method and one unconsolidated joint venture which is accounted for under the cost method. All significant intercompany amounts have been eliminated.

Principles of Consolidation

We consolidate entities where we can exert control. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Our financial instruments include accounts receivable and accounts payable. The carrying values of these financial instruments as of March 31, 2013 and December 31, 2012 are considered to be representative of their fair value due to the short maturity of these instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the three months ended March 31, 2013 or 2012. There was no allowance for doubtful accounts as of March 31, 2013 or December 31, 2012.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification (“ASC”), we have capitalized certain third-party costs related to prospective development projects that we consider likely to proceed. If we subsequently determine that the project is no longer likely to proceed or such costs are not recoverable, any related capitalized costs are expensed and recorded as “Direct costs of revenue” on the Condensed Consolidated Statements of Operations. Upon commencement of the project, any related capitalized costs are submitted for reimbursement from the owner of the project. These costs include, but are not limited to, legal fees, marketing costs, travel expenses, architectural and engineering fees, due diligence expenses and other direct costs. We do not capitalize any internal costs as pre-development costs.

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Condensed Consolidated Balance Sheets. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Condensed Consolidated Statements of Cash Flows.

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

Additionally, we are invested in one unconsolidated affiliate that we account for under the cost method as we have a 1% interest in the affiliate and we have no significant influence or control.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of March 31, 2013 and December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation such as profits interest to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “General and administrative” expense in our Condensed Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate. Profits interests are valued using a probability-weighted valuation model.

New Accounting Pronouncement

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is applicable for us in the second quarter of fiscal 2013 prospectively, although early adoption is permitted. As the accounting standard will only impact disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

Results of Operations

The Company provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of March 31, 2013, we managed 23 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of 43,000 square feet. As of March 31, 2012, we managed 21 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet and had four projects under development comprised of approximately 0.2 million square feet.

Summary of the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
REVENUE:
Development, facilities consulting and construction management fees	$260,651	$317,342	$(56,691)	(17.9)%
Leasing commissions and tenant consulting fees	180,232	244,726	(64,494)	(26.4)%
Property and asset management fees	570,424	534,403	36,021	6.7%
Investor advisory and other fees	69,988	184,751	(114,763)	(62.1)%
Total revenue	1,081,295	1,281,222	(199,927)	(15.6)%

OPERATING EXPENSES:
Direct costs of revenue	344,776	211,839	132,937	62.8%
Depreciation and amortization	41,440	43,309	(1,869)	(4.3)%
Selling, general and administrative	1,776,304	1,747,974	28,330	1.6%
Total operating expenses	2,162,520	2,003,122	159,398	8.0%
Income (loss) from operations	$(1,081,225)	$(721,900)	$(359,325)	(49.8)%

Revenue

Development, facilities consulting and construction management fees for the three months ended March 31, 2013 decreased by approximately 17.9% compared to the three months ended March 31, 2012 primarily due to lower development activity. Our development revenue for the three months ended March 31, 2013 included fees for two projects currently under development and fees for one project scheduled to break ground during the second quarter of 2013. Our development revenue for the three months ended March 31, 2012 included fees for four projects under development, all of which were completed during the second half of 2012.

Leasing commissions and tenant consulting fees for the three months ended March 31, 2013 decreased by approximately 26.4% compared to the three months ended March 31, 2012 primarily due to less units leased at developed and managed properties. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees increased by approximately 6.7% for the three months ended March 31, 2013 primarily due to additional property management fees for the development project completed in late 2012, which we also manage, offset in part by lower asset management fees realized in connection with the termination of a contract resulting from the recapitalization of one of our managed portfolios with another institutional capital partner. As of March 31, 2013, we managed 23 healthcare properties with average occupancy of 94.8% compared to 21 properties managed as of March 31, 2012 with average occupancy of 92.9%.

Investor advisory and other fees decreased by approximately 62.1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a decrease in acquisition activity on behalf of our institutional partners during the three months ended March 31, 2013. During the three months ended March 31, 2012, we assisted one of our institutional partners in the acquisition of one property, as compared to the three months ended March 31, 2013 during which no such transactions were closed. We normally earn advisory fees upon the closing of such acquisitions and dispositions and begin earning management fees on the applicable acquisition dates.

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

Direct costs of revenue increased by approximately 62.8% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to increased non-recoverable direct costs related to prospective development deals.

Expenses related to depreciation and amortization decreased by approximately 4.3% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in assets that became fully depreciated since March 31, 2012.

Selling, general and administrative expenses increased by approximately 1.6% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to professional expenses related to the corporate restructuring offset in part by lower miscellaneous fees.

Liquidity and Capital Resources

Cash and cash equivalents were $6,676,539 on March 31, 2013 compared to $7,504,549 on December 31, 2012. The decrease in cash and cash equivalents is primarily related to cash used by operations during the three months ended March 31, 2013.

Cash used in operating activities increased significantly during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to the reduction in our operating assets as of March 31, 2012, specifically the decrease of $2,780,353 in accounts receivable due to collections during the three months ended March 31, 2012.

During the three months ended March 31, 2013, cash provided by investing activities increased compared to the three months ended March 31, 2012 primarily due to cash distributions of $488,478 from our development joint venture.

During the three months ended March 31, 2013, cash used in financing activities increased primarily because we paid a dividend of $498,958 to stockholders and paid cash distributions of $55,439 to our noncontrolling interests offset in part by the receipt of proceeds of $136,799 from the exercise of options to purchase shares of Common Stock. During the three months ended March 31, 2012, we made a cash distribution to our noncontrolling interest of $9,973.

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

Adjusted EBITDA

To supplement our Condensed Consolidated Financial Statements, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We define EBITDA as consolidated net income before interest expense, income tax expense and depreciation and amortization. Our EBITDA includes noncontrolling interests and may not be comparable to EBITDA reported by other companies. We define Adjusted EBITDA as EBITDA before noncash equity based compensation expense.

We provide this information as a supplement to GAAP information to help us and our investors understand the impact of various items on our Condensed Consolidated Financial Statements. We use Adjusted EBITDA as one of several metrics when assessing our performance. In addition, we use Adjusted EBITDA to define certain performance targets under our compensation programs. Because EBITDA and Adjusted EBITDA exclude items that are included in our Condensed Consolidated Financial Statements, they do not provide a complete measure of our operating performance and should not be used as a substitute for GAAP measures. Therefore, investors are encouraged to use our Condensed Consolidated Financial Statements when evaluating our financial performance.

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net loss is set forth in the table below for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
Consolidated net loss	$(842,542)	$(481,664)
Exclude: Interest income	(909)	(167)
Exclude: Depreciation and amortization	41,440	43,309
Exclude: Income tax provision	77,000	—
EBITDA	(725,011)	(438,522)
Exclude: Equity-based compensation expense	41,944	33,780
Adjusted EBITDA	$(683,067)	$(404,742)

In addition to Adjusted EBITDA referenced in the table above, we received $803,252 of cash distributions from our development joint venture during the three months ended March 31, 2013, as compared to equity earnings from this unconsolidated joint venture recognized on a GAAP basis of $314,774 for the same period, which is included in consolidated net loss. During the three months ended March 31, 2012, we received $240,069 of cash distributions from our development joint venture, as compared to equity earnings from this unconsolidated joint venture recognized on a GAAP basis of $240,069 for the same period, which is included in consolidated net loss. We anticipate the receipt of additional cash distributions from our existing development joint venture on a monthly basis until the three development assets in which we have co-invested are sold.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on April 1, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

May 10, 2013

NexCore Healthcare Capital Corp

By:  /s/ Robert E. Lawless
Robert E. Lawless
Chief Financial Officer
(duly authorized officer and
principal financial officer)

EXHIBIT INDEX

The following is an index of the exhibits filed or furnished herewith as part of this report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL information in Exhibit 101 is deemed to be “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.