Form 10-Q
period 2013-06-30
NEXCORE HEALTHCARE CAPITAL CORP
filed 2013-08-08
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class)	51,066,503 (Outstanding on August 1, 2013)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$6,125,978	$7,504,549
Accounts receivable	775,534	1,303,393
Prepaid expenses and deposits	90,451	147,166
Pre-development costs	254,975	78,988
Investments in unconsolidated affiliates	5,369,913	4,215,938
Property and equipment, net of accumulated depreciation of $675,785 and $592,508, respectively	429,241	471,556
Total assets	$13,046,092	$13,721,590

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$202,177	$160,327
Accrued liabilities	473,868	560,045
Deferred rent and other liabilities	364,895	389,021
Total liabilities	1,040,940	1,109,393

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; Authorized - 200,000,000 shares at each period end, respectively; Issued and outstanding - 51,066,503 and 49,895,841 as of June 30, 2013 and December 31, 2012, respectively	51,067	49,896
Additional paid-in capital	11,101,764	11,335,262
Accumulated other comprehensive income (loss)	485,482	(571,313)
Retained earnings (accumulated deficit)	(403,981)	757,678
Total stockholders’ equity	11,234,332	11,571,523
Noncontrolling interests	770,820	1,040,674
Total equity	12,005,152	12,612,197
Total liabilities and equity	$13,046,092	$13,721,590

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Development, facilities consulting and construction management fees	$578,494	$602,256	$839,145	$919,598
Leasing commissions and tenant consulting fees	264,067	320,239	444,299	564,965
Property and asset management fees	570,873	576,573	1,141,297	1,110,976
Investor advisory and other fees	89,850	189,362	159,838	374,113
Total revenue	1,503,284	1,688,430	2,584,579	2,969,652

OPERATING EXPENSES
Direct costs of revenue	225,101	281,728	569,877	493,567
Depreciation and amortization	41,837	40,455	83,277	83,764
Selling, general and administrative	2,048,787	1,655,004	3,825,091	3,402,978
Total operating expenses	2,315,725	1,977,187	4,478,245	3,980,309
Loss from operations	(812,441)	(288,757)	(1,893,666)	(1,010,657)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	339,598	(112,184)	654,372	127,885
Distribution income	33,612	—	33,612	—
Interest income	811	329	1,720	496
Loss before income taxes	(438,420)	(400,612)	(1,203,962)	(882,276)
Income tax expense	—	—	(77,000)	—
Consolidated net loss	(438,420)	(400,612)	(1,280,962)	(882,276)
Net loss attributable to noncontrolling interests	43,774	36,652	119,303	81,412
Net loss attributable to common stockholders	$(394,646)	$(363,960)	$(1,161,659)	$(800,864)

LOSS PER COMMON SHARE
Basic loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,984,240	49,455,841	50,570,699	49,455,841
Diluted	50,984,240	49,455,841	50,570,699	49,455,841

Dividends declared per common share	$—	$—	$0.01	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net loss	$(438,420)	$(400,612)	$(1,280,962)	$(882,276)
Other comprehensive income (loss):
Unrealized income (loss) on cash flow hedging derivative of unconsolidated affiliate	981,625	(221,169)	1,056,795	(221,169)
Comprehensive income (loss)	543,205	(621,781)	(224,167)	(1,103,445)
Comprehensive (income) loss attributable to noncontrolling interests	(63,224)	58,769	4,721	103,529
Comprehensive income (loss) attributable to common stockholders	$479,981	$(563,012)	$(219,446)	$(999,916)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net loss	$(1,280,962)	$(882,276)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	83,277	83,764
Equity in earnings of unconsolidated affiliate	(654,372)	(127,885)
Equity-based compensation expense	81,692	67,628
Operating distributions from unconsolidated affiliate	654,372	150,839
Changes in operating assets and liabilities:
Accounts receivable	527,859	2,109,757
Revenue in excess of billings	—	157,857
Prepaid expenses and deposits	6,715	(8,454)
Pre-development costs	(175,987)	(39,484)
Accounts payable and accrued liabilities	(139,438)	(1,232,669)
Deferred rent	(24,126)	67,990
Net cash (used in) provided by operating activities	(920,970)	347,067

INVESTING ACTIVITIES:
Capital expenditures	(40,962)	(39,655)
Investment in unconsolidated joint venture	(1,094,621)	—
Distributions from unconsolidated joint venture	997,441	497,738
Decrease in deposits	50,000	—
Net cash (used in) provided by investing activities	(88,142)	458,083

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(55,440)	(9,974)
Proceeds received from exercise of options	184,939	—
Dividends paid to common stockholders	(498,958)	—
Net cash used in financing activities	(369,459)	(9,974)
Net change in cash and cash equivalents	(1,378,571)	795,176
Cash and cash equivalents, beginning of period	7,504,549	1,930,441
Cash and cash equivalents, end of period	$6,125,978	$2,725,617
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$272,095	$—
Cash paid for interest	$—	$—
Supplemental disclosure of noncash activity:
Accrued preferred return to noncontrolling interests	$95,111	$—

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

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first phase of the planned two-phase Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare Capital Corp (“NexCore Healthcare”). In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare. Our board of directors and management team is pleased to have completed this portion of the restructuring and believes it will continue to enhance the business opportunities for the Company going forward.

The second phase of the restructuring was expected to occur later this year whereby each of our investors would exchange their shares of NexCore Healthcare common stock and their NexCore Real Estate LLC Class B Units for newly-issued units of a new public holding company. Earlier this year the Company filed a Form S-4 Registration Statement for the new parent company with the Securities and Exchange Commission (“SEC”) to facilitate this transaction, which if completed, would result in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister the NexCore Healthcare common stock and to no longer file reports with the SEC. By doing so, the Company is expected to be able to save significant costs and allow management to spend more time focusing on its core business of developing, acquiring and managing healthcare real estate. We believe that the earliest that the deregistration of the Company can take place is in early 2014.

Once we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate LLC. While our board of directors may consider completing the second phase of the restructuring at some later date, any such restructuring would be done after we deregister our common stock.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. We also have noncontrolling partnership interests in two unconsolidated joint ventures, which are accounted for under the equity method, and a portfolio of unconsolidated joint ventures which are accounted for under the cost method. All significant intercompany amounts have been eliminated.

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

Our financial instruments include accounts receivable and accounts payable. The carrying values of these financial instruments as of June 30, 2013 and December 31, 2012 are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the three and six months ended June 30, 2013 or 2012. There was no allowance for doubtful accounts as of June 30, 2013 or December 31, 2012.

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

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate, Venture I, under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Condensed Consolidated Balance Sheets. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Condensed Consolidated Statements of Cash Flows.

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

We are invested in a portfolio of unconsolidated joint ventures, collectively referred to as Venture II, which we account for under the cost method as we own a 1% interest in these entities. See additional information on our investments in unconsolidated affiliates in Note 4.

We are also invested in one unconsolidated limited partnership, Venture III, which we account for under the equity method as we have a 10% interest in the entity.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of June 30, 2013, we had one development project subject to the percentage-of-completion method, however no adjustment to recognized revenue was necessary. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

There was no dilutive effect for the outstanding awards for the three and six months ended June 30, 2013 and 2012, respectively, as we reported a net loss for all periods.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of June 30, 2013 and December 31, 2012, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of June 30, 2013 and December 31, 2012, we owned 90% of the consolidated limited liability company, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Condensed Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to a portfolio of properties, which we refer to as Venture II. Pursuant to these venture agreements, we contributed cash for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest.

During the six months ended June 30, 2013, we formed Equity Participation LLC, a limited liability company owned by various officers and employees of ours. Commencing with the formation, Equity Participation LLC has a 1% interest in the operations of NexCore Development LLC, a consolidated subsidiary, which is reflected as “Noncontrolling Interests” in our Condensed Consolidated Financial Statements. See additional discussion in Note 8.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) in our Condensed Consolidated Statements of Comprehensive Income (Loss). Amounts reported in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets are related to unrealized gains and losses on interest rate swaps that are considered to be cash flow hedging derivatives.

New Accounting Pronouncement

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance was applicable for us in the second quarter of fiscal 2013 prospectively. As the accounting standard impacted only disclosure, the new standard did not have an impact on our financial position, results of operations, or cash flows.

NOTE 3. REORGANIZATION

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries (the “Reorganization”). The first phase of the planned two-phase Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare Capital Corp (“NexCore Healthcare”). In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare. Our board of directors and management team is pleased to have completed this portion of the restructuring and believes it will continue to enhance the business opportunities for the Company going forward.

The second phase of the restructuring was expected to occur later this year whereby each of our investors would exchange their shares of NexCore Healthcare common stock and their NexCore Real Estate LLC Class B Units for newly-issued units of a new public holding company. Earlier this year the Company filed a Form S-4 Registration Statement for the new parent company with the SEC to facilitate this transaction, which if completed, would result in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister the NexCore Healthcare common stock and to no longer file reports with the SEC. By doing so, the Company is expected to be able to save significant costs and allow management to spend more time focusing on its core business of developing, acquiring and managing healthcare real estate. We believe that the earliest that the deregistration of the Company can take place is in early 2014.

Once we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate LLC. While our board of directors may consider completing the second phase of the restructuring at some later date, any such restructuring would be done after we deregister our common stock.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Venture I

During September 2010, we entered into a joint venture agreement with an institutional equity partner to develop various healthcare related real estate projects. We own an interest in the limited liability company through which the joint venture operates (“Venture I”), which was determined to be a VIE. We are the managing member of Venture I, but our rights as managing member are subject to the rights of the institutional partner. We determined that we were not the primary beneficiary as we do not have the ability to control those activities that most significantly impact the affiliate’s economic performance, and therefore, we account for this investment under the equity method. In October 2011, Executive Co-Investment I LLC, an entity wholly owned by Gregory C. Venn and Peter K. Kloepfer, our Chief Executive Officer and Chief Investment Officer, respectively, invested 3% of the Venture I equity based upon the initial capitalization of the venture under the same terms as the institutional equity partner.

As of June 30, 2013, Venture I had no projects under development and owned only completed development projects. Our investment balance in Venture I of $2,922,233 and $2,862,878 as of June 30, 2013 and December 31, 2012, respectively, represents cash we contributed to Venture I to fund our portion of these development projects, adjusted by our share of results of operations and cash distributions. Our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliates” in our Condensed Consolidated Statements of Operations. Additionally, the subsidiaries of Venture I refinanced their construction loans with longer-term debt and contemporaneously entered into interest rate swaps that qualified for hedge accounting as cash flow hedges. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

Venture I Selected Financial Information

The following table provides unaudited selected financial information for Venture I as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, respectively.

Balance Sheets	As of June 30, 2013	As of December 31, 2012
Real estate, net of accumulated depreciation	$63,813,311	$64,110,432
Construction in progress	99,730	193,914
Total assets	67,772,638	69,248,426
Debt	55,813,854	54,832,478
Total liabilities	56,529,456	58,073,332
Partners’ capital	7,943,113	9,962,251
Accumulated other comprehensive income (loss)	485,482	(571,313)
Retained earnings	2,814,587	1,784,156

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$2,682,893	$1,388,812	$5,050,561	$2,636,558
Operating expenses	985,556	418,490	1,675,307	757,715
Depreciation expense	698,632	486,167	1,391,950	735,337
Interest expense	480,133	230,156	952,873	386,718
Net income	518,572	253,999	1,030,431	756,788
Fair value adjustment of cash flow hedge	981,625	(221,169)	1,056,795	(221,169)
Comprehensive income	1,500,197	32,830	2,087,226	535,619

Venture II

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to a portfolio of medical office properties. Pursuant to these venture agreements, we contributed $1,114,300 for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest. During the six months ended June 30, 2013, we contributed an additional $760 to this joint venture.

Venture III

During the second quarter of 2013, a consolidated affiliate of ours entered into a joint venture agreement with an institutional equity partner related to the development of a medical office building. Pursuant to this venture agreement, we contributed $1,093,861 for a 10% equity interest in this limited partnership. We apply the equity-method of accounting to this investment. Additionally, we entered into a completion guaranty with the institutional equity partner guaranteeing the completion of the project at or under budget. See additional information in Note 6.

NOTE 5. OTHER LIABILITIES

ACCRUED LIABILITIES	As of June 30, 2013	As of December 31, 2012
Accrued vacation	$37,882	$42,177
Accrued sick time	73,699	76,900
Accrued other	362,287	245,873
Accrued taxes payable	—	195,095
Accrued liabilities	$473,868	$560,045

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

	As of June 30, 2013	As of December 31, 2012
DEFERRED RENT AND OTHER LIABILITES
Deferred rent	$346,712	$371,156
Other	18,183	17,865
Deferred rent and other liabilities	$364,895	$389,021

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

For the three and six months ended June 30, 2013, the amount recorded as rent expense in “Selling, general and administrative” on the Condensed Consolidated Statements of Operations was $63,479 and $125,408 respectively. For the three and six months ended June 30, 2012, the amount recorded as rent expense in “Selling, general and administrative” on the Condensed Consolidated Statements of Operations was $60,969 and $120,501, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent and other liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, those amounts were $346,712 and $371,156, respectively.

Additionally, we entered into leases for medical office space at one of our managed properties that we sublease out to medical professionals who need temporary office space. These leases and subleases have terms of one year or less. For the three and six months ended June 30, 2013, rent expense associated with these leases recorded in “Direct costs of revenue” on the Condensed Consolidated Statements of Operations was $18,973 and $37,947, respectively. For the three and six months ended June 30, 2012, rent expense associated with these leases recorded in “Direct costs of revenue” on the Condensed Consolidated Statements of Operations was $28,976 and $42,613, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
Remainder of 2013	$186,436
2014	271,553
2015	277,587
2016	289,656
2017	301,725
Remaining	—
Total minimum lease payments	$1,326,957

Contingent Consideration

Pursuant to the terms of a reverse merger with our predecessor, CapTerra Financial Group, Inc., completed in September 2010 (the “Acquisition”), we are required to have a specified amount of net operating loss carryforwards (“NOLs”) that are not subject to limitation or restriction under Section 382(a) of the Internal Revenue Code for state and Federal income tax purposes which will be available for use through January 1, 2014. If the NOLs become subject to limitation under Section 382(a), we will be required to issue up to an additional 8,000,000 shares of Common Stock (the “NOL Shares”) to the seller. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the reverse merger. The determination of our NOLs will be based on our Federal income tax return for the year ending December 31, 2013. As of June 30, 2013, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of June 30, 2013 or December 31, 2012.

Redemption of Noncontrolling Interests

Commencing on November 1, 2013, we have the right to redeem the 10% interest in our operating limited partnership held by NexCore Partners Inc. The redemption price will be (i) the fair market value of the Company at the redemption date less the fair market value of any capital stock issued by us after September 29, 2010 divided by (ii) 0.9 multiplied by (iii) 0.1. The redemption price is payable either in shares of Common Stock or cash at our discretion. If we do not exercise this redemption right by November 1, 2014, then NexCore Partners Inc. has the right to require us to redeem this interest at the same price, either in cash or in shares, at our discretion.

Guarantees

We entered into a completion guarantee agreement with an institutional capital partner guaranteeing the completion of the medical office building being developed by our joint venture, Venture III. Our consolidated subsidiary entered into an agreement to develop and operate the building. The agreement also guarantees that all capital calls will be promptly funded, and that the building will be completed at or under the budgeted cost. As of June 30, 2013, we considered any liability related to this guarantee to be de minimus and therefore did not record any liability.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2013, we had 200,000,000 shares of Common Stock authorized, of which 51,066,503 and 49,895,841 shares were outstanding as of June 30, 2013 and December 31, 2012, respectively. During the three and six months ended June 30, 2013, we issued 328,999 and 1,183,996 shares of Common Stock, respectively, related to the exercise of options to purchase our Common Stock for proceeds of $49,640 and $184,939, respectively. Additionally, 13,334 shares of unvested restricted stock were forfeited during the six months ended June 30, 2013. See Note 8 for additional information.

As of June 30, 2013, 50,239,443 shares of Common Stock were subject to various trading restrictions implemented in connection with the Acquisition. These trading restrictions prohibited any sales or other dispositions of shares on or before September 29, 2012. Thereafter, these trading restrictions permit sales of shares in limited amounts, provided that no such sale may be made at a price less than $2.00 per share (subject to equitable adjustment for any stock dividend, stock split, combination or other applicable recapitalization event) unless otherwise unanimously agreed to by our stockholders who are subject to the trading restrictions. All of these trading restrictions expire on September 29, 2014.

Most of the Common Stock owned by our officers and employees are owned through a voting trust, which was created in connection with the Acquisition. The shares held in the voting trust as subject to the trading restrictions mentioned above. In connection with this transaction, certain former partners of NexCore Group LP acquired shares of NexCore Stock in exchange for their limited partnership units in NexCore Group LP. These shares were simultaneously deposited into the voting trust, of which Messrs. Venn and Kloepfer are trustees. As trustees of the voting trust, Messrs. Venn and Kloepfer have the right to vote such shares. Such shares cannot be divided for purposes of voting. All shares issued pursuant to stock option exercises and restricted stock grants under the equity-based compensation plan are subject to the voting trust and/or the trading restrictions mentioned above.

Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of June 30, 2013 and December 31, 2012, respectively.

Stockholders’ Agreement

The Common Stock owned by BOCO Investments, LLC (“BOCO”), GDBA Investments LLLP (“GDBA”) and the voting trust are subject to a Stockholders’ Agreement. Under the agreement, the voting trust trustees have the right to nominate three persons to our board of directors, and GDBA and BOCO together have the right to nominate one person to our board of directors. The directors nominated by the trustees are referred to as the NexCore Directors and the director nominated by GDBA and BOCO is referred to as the GDBA/BOCO Director. The GDBA/BOCO Director and the trustees, in turn, have the right to mutually designate one individual to be nominated for election to the Board (the “Mutual Director”). The NexCore Directors are Messrs. Venn, Kloepfer and Snyder, the GDBA/BOCO Director is Mr. Klemsz and the Mutual Director is Mr. Bloom.

The Board may, in its discretion, increase the size of the Board; provided however, that the trustees will, subject to the terms of the Stockholders’ Agreement, have the right to designate a majority of the individuals to be nominated for election to the Board and there shall always be one GDBA/BOCO Director. The rights and obligations of BOCO shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which BOCO no longer owns Common Stock (the “BOCO Termination Date”). Following the BOCO Termination Date, the rights and obligations of BOCO under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and the trustees. The rights and obligations of GDBA shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which GDBA no longer owns Common Stock (the “GDBA Termination Date”). Following the GDBA Termination Date, the rights and obligations of GDBA under the agreement shall cease but the agreement shall remain in effect as between the Company, BOCO and the trustees. The rights and obligations of the trustees shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which Messrs. Venn, Kloepfer and Gross cease to be affiliates of the Company (the “NexCore Termination Date”). Following the NexCore Termination Date, the rights and obligations of the trustees under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and BOCO. The rights and obligations of the Company under the agreement shall terminate on the later of the BOCO Termination Date, the GDBA Termination Date, or the NexCore Termination Date.

Dividend

We do not have a history of paying regular dividends on our Common Stock. We declared and paid a special dividend of $0.01 per share on February 18, 2013 to stockholders of record on February 4, 2013.

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of the our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing the operations between two primary operating subsidiaries. In December 2012, we formed NexCore Real Estate LLC (“NexCore Real Estate”) as a 90% owned subsidiary of ours, and the real estate interests then held by us were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate held by us were distributed pro rata to all of the then existing stockholders of ours. See Note 3 for more information about our reorganization.

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

NOTE 8. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase shares of Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. During the three and six months ended June 30, 2013, we issued 350,000 options to purchased common stock, respectively, with an exercise price of $0.26 and a fair value of $0.08 per option. During the three and six months ended June 30, 2013, 328,999 and 1,183,996 stock options were exercised, respectively, with a weighted-average exercise price of $0.15 and $0.16, respectively. Additionally, 171,667 stock options were forfeited with a weighted-average exercise price of $0.16 during the six months ended June 30, 2013. No options were forfeited during the three months ended June 30, 2013.

During the six months ended June 30, 2012, we canceled 750,000 options and granted 1,278,000 options at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. As part of the 1,278,000 options granted, the 750,000 options that were canceled were reissued. This was accounted for as a modification of terms and a modification penalty of $3,198 was added to the total equity-based compensation expense to be amortized. No options were granted or forfeited during the three months ended June 30, 2012.

All options issued were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	For the Three and Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Expected term of options	5.5 years	5.5 years
Expected volatility-range used	30.14%	54.74%
Expected volatility-weighted average	30.14%	54.74%
Risk-free interest rate-range used	1.62%	1.24%-1.37%

Equity-based compensation expense related to options granted under the Plans is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three and six months ended June 30, 2013, our equity-based compensation expense related to options was $25,747 and $53,866, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2012, our equity-based compensation expense related to options was $33,848 and $67,628, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of June 30, 2013, $102,815 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued.

Restricted Stock

During the three and six months ended June 30, 2013, we did not issue any shares of restricted stock. During the six months ended June 30, 2013, 13,334 shares of unvested restricted stock were forfeited. As of June 30, 2013, of the 426,666 shares of restricted stock outstanding, 280,000 shares were unvested. Our shares of restricted stock, vested or unvested, have all of the rights of a stockholder and are subject to certain trading restrictions and the voting trust. These shares were granted pursuant to our Incentive Compensation Guidelines, which were adopted during the year ended December 31, 2012. No shares of restricted stock were issued during the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, equity-based compensation expense related to the restricted stock was $14,001 and $27,826, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of June 30, 2013, $80,317 of equity-based compensation expense remained unrecognized which reflects the unamortized portion of the value of such restricted stock issued.

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

For any future profit received by Equity Participation LLC from our Venture I development projects, 35.0% of such profits interests is held by our Chief Executive Officer, 31.7% is held by our Chief Investment Officer, 16.7% is held by our Chief Operating Officer, and 1.0% to 2.5%, dependent upon the specific project, is held by our Chief Financial Officer. The remaining portion of any such future profits interests is owned by other employees of ours.

NOTE 9. RELATED PARTIES

Revenue, Direct Costs of Revenue and Accounts Receivable

Our main sources of income are fees and commissions related to client consulting and advisory services, property development, management and leasing. Revenue, direct costs of revenue and receivables associated with transactions with properties or entities in which we are invested where certain of our officers and directors have an ownership interest in, or can influence decision-making on behalf of the property, are considered related-party transactions. The amounts and balances related to these transactions for the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related party:	2013	2012	2013	2012
Revenue	$878,081	$1,150,377	$1,246,835	$1,823,928
Direct costs of revenue	73,600	92,905	256,553	179,908

Related party:	As of June 30, 2013	As of December 31, 2012
Accounts receivable	$515,951	$804,281

All of the disclosed revenue, costs and accounts receivable related to related-party transactions pertain to unconsolidated, managed properties in which we, or our senior executive officers, a director and an entity that employs one of our directors (the “Related Parties”), had or have invested along with third-party co-investors. From January 1, 2012 to December 17, 2012, seven of our 23 managed properties were 17.4% owned by NH Co-Investment I LLC, an entity in which these Related Parties were invested as follows:

Gregory C. Venn	Chief Executive Officer	5.9%
Peter K. Kloepfer	Chief Investment Officer	6.4%
Robert D. Gross	Chief Operating Officer	3.1%
Loren E. Snyder	Director	2.3%
BOCO Investments, LLC*	Shareholder	61.2%

*Brian L. Klemsz is one of our directors, and the Chief Investment Officer of BOCO Investments, LLC.

During the same time period, these managed properties were 82.6% owned by an independent institutional capital partner. The above Related Parties did not directly have an interest in the consolidated management revenue, costs and accounts receivable recorded in the NexCore Healthcare Capital Corp consolidated financial statements.

On December 17, 2012, the institutional capital partner owning 82.6% of these properties and the Related Parties sold their interests in these properties to another institutional capital partner. In this transaction, NexCore HealthCare Capital Corp invested 1.0% and the new institutional capital partner invested 99.0%.

Additionally, for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012, revenue, costs and accounts receivable from our unconsolidated joint venture, Venture I, were also disclosed as related party transactions. A consolidated subsidiary of ours invested approximately 15% in Venture I and 3% was invested by Executive Co-Investment I LLC, an entity owned by two of our executive officers for which they were invested as follows:

Gregory C. Venn	Chief Executive Officer	43.6%
Peter K. Kloepfer	Chief Investment Officer	56.4%

An independent institutional capital partner invested approximately 82% in Venture I.

BOCO Investments, LLC

BOCO Investments, LLC (“BOCO”), a private investment company, provided financing to our predecessor company, CapTerra, and continued to provide various financial services to us up until July 29, 2012. Brian L. Klemsz, who serves on our Board of Directors, is the Chief Investment Officer of BOCO.

NexCore Group LP, our consolidated subsidiary, has a contract with WestMountain Asset Management, Inc. (“WMAM”), a marketing and media consulting and asset management firm, under which WMAM provides marketing consulting services to us for approximately $6,000 per month. Mr. Brian Klemsz, one of our Directors, serves as Treasurer and Director for WMAM. During the three and six months ended June 30, 2013, we incurred expenses with WMAM of $18,000 and $36,000, respectively. During the three and six months ended June 30, 2012, we incurred no expenses with WMAM. As of June 30, 2013 and December 31, 2012, we had payables to WMAM of $6,000 and $0, respectively.

NexCore Partners Inc.

As of June 30, 2013 and December 31, 2012, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of June 30, 2013, we owned 90% of the consolidated entity, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Condensed Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively, as detailed below:

Gregory C. Venn	Chief Executive Officer	42.0%
Peter K. Kloepfer	Chief Investment Officer	38.0%
Robert D. Gross	Chief Operating Officer	20.0%

NOTE 10. CONCENTRATIONS

Our leasing and property management revenue for the three and six months ended June 30, 2013 and 2012 was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of June 30, 2013, we managed 22 healthcare properties. Additionally, the properties developed by Venture I accounted for $120,086, or 8%, of our total revenue for the three months ended June, 2013, and $375,663, or 15%, of our total revenue for the six months ended June 30, 2013. These properties accounted for $673,314, or 40%, of our total revenue for the three months ended June, 2012, and $1,102,903 or 37%, of our total revenue for the six months ended June 30, 2012. As of June 30, 2013, the balance of accounts receivable associated with these properties was $423,155, or 55%, of our total accounts receivable balance. As of December 31, 2012, the balance of accounts receivable from these properties was $704,548, or 54%, of our total accounts receivable balance. These receivables in both periods were current.

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers. We and our principals have developed and acquired nearly 5.9 million square feet of commercial real estate. As of June 30, 2013, we managed 22 healthcare facilities comprised of approximately 1.8 million square feet and had two projects under development comprised of approximately 77,600 square feet. We and our principals have completed almost $900 million of healthcare related real estate transactions on behalf of our high net worth and institutional investors.

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

Outlook for the Healthcare Industry

An increasing demand for healthcare services is anticipated to be driven, in part, by the aging baby boomer generation. The first baby boomers turned 65 in 2011, beginning what is expected to be a prolonged increase of the senior population. We believe this increase will create a significant pipeline of customers for medical providers, and increase the demand for hospital stays, outpatient treatments and doctor visits, as well as generate a greater need for the development of new outpatient facilities. In addition to the rising baby boomer population, other factors that we believe will contribute to the increasing demand for healthcare services include inadequate hospital infrastructures, advancements in outpatient medical technology, the rising cost of inpatient procedures, higher procedure reimbursement rates for outpatient services and the decentralization of hospitals and their need to preserve capital.

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
21

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

Development Activity

As of June 30, 2013, the following projects were under development:

•	We are providing client consulting services, including strategic planning, feasibility analysis, site selection, and development and project management services, on a medical office building comprised of approximately 43,000 square feet. Construction commenced during the fourth quarter of 2012 and is expected to be completed during the first quarter of 2014.

•	We are providing development and project management services on a medical office building comprised of approximately 34,600 square feet, in which we have an approximate 10% investment, which we refer to as Venture III. Construction commenced during the second quarter of 2013 and is expected to be completed during the fourth quarter of 2013.

Venture I Recapitalization

The Company’s Venture I is exploring the possibility of recapitalizing its assets by entering into a new joint venture agreement with another institutional partner whereby the primary assets of Venture I may be transferred to a new joint venture. Based upon management’s current estimates, such a recapitalization of Venture I and the entering of a new joint venture would result in increased cash liquidity (after consideration of earnings by non-controlling interests, planned distributions to other members of Venture I and to the B Unit holders of NexCore Real Estate LLC, participation arrangements with management and other employees and taxes) to the Company of approximately $14 to $20 million once such an initial transaction is closed, which may occur sometime prior to March 31, 2014. The terms of any potential recapitalization have not been reached and if reached, will likely be subject to a number of conditions to close so we cannot assure you that the recapitalization will be completed as contemplated here or at all. See additional information on Venture I in Note 4 of the consolidated financial statements.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. We also have noncontrolling partnership interests in two unconsolidated joint ventures, which are accounted for under the equity method, and one unconsolidated joint venture which is accounted for under the cost method. All significant intercompany amounts have been eliminated.

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

Our financial instruments include accounts receivable and accounts payable. The carrying values of these financial instruments as of June 30, 2013 and December 31, 2012 are considered to be representative of their fair value due to the short maturity of these instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the three months and six ended June 30, 2013 or 2012. There was no allowance for doubtful accounts as of June 30, 2013 or December 31, 2012.

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

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate, Venture I, under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Condensed Consolidated Balance Sheets. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Condensed Consolidated Statements of Cash Flows.

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

We are invested in a portfolio of unconsolidated joint ventures, collectively referred to as Venture II, which we account for under the cost method as we own a 1% interest in these entities. See additional information on our investments in unconsolidated affiliates in Note 4.

We are also invested in one unconsolidated limited partnership, Venture III, which we account for under the equity method as we have a 10% interest in the entity.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of June 30, 2013, we had one development project subject to the percentage-of-completion method, however no adjustment to recognized revenue was necessary. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

New Accounting Pronouncement

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance was applicable for us in the second quarter of fiscal 2013 prospectively. As the accounting standard impacted only disclosure, the new standard did not have an impact on our financial position, results of operations, or cash flows.

Results of Operations

The Company provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of June 30, 2013, we managed 22 healthcare facilities comprised of approximately 1.8 million square feet and had two projects under development comprised of 77,600 square feet. As of June 30, 2012, we managed 21 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet and had two projects under development comprised of approximately 0.2 million square feet.

Summary of the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
REVENUE
Development, facilities consulting and construction management fees	$578,494	$602,256	$(23,762)	(3.9)%
Leasing commissions and tenant consulting fees	264,067	320,239	(56,172)	(17.5)%
Property and asset management fees	570,873	576,573	(5,700)	(1.0)%
Investor advisory and other fees	89,850	189,362	(99,512)	(52.6)%
Total revenue	1,503,284	1,688,430	(185,146)	(11.0)%

OPERATING EXPENSES
Direct costs of revenue	225,101	281,728	(56,627)	(20.1)%
Depreciation and amortization	41,837	40,455	1,382	3.4%
Selling, general and administrative	2,048,787	1,655,004	393,783	23.8%
Total operating expenses	2,315,725	1,977,187	338,538	17.1%
Loss from operations	(812,441)	(288,757)	(523,684)	(181.4)%

OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	339,598	(112,184)	451,782	402.7%
Distribution income	33,612	—	33,612	—%
Interest income	811	329	482	146.5%
Total other income (expense)	374,021	(111,855)	485,876	434.4%
Consolidated net loss	$(438,420)	$(400,612)	$(37,808)	(9.4)%

Revenue

Development, facilities consulting and construction management fees for the three months ended June 30, 2013 decreased by approximately 3.9% compared to the three months ended June 30, 2012 primarily due to less ongoing development activity. Our development revenue for the three months ended June 30, 2013 included fees for two projects currently under development. Our development revenue for the three months ended June 30, 2012 included fees for four projects under development, all of which were completed subsequent to June 30, 2012.

Leasing commissions and tenant consulting fees for the three months ended June 30, 2013 decreased by approximately 17.5% compared to the three months ended June 30, 2012 primarily due to the recognition of lower leasing commissions for projects under development. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees decreased by approximately 1.0% for the three months ended June 30, 2013 primarily due to lower asset management fees realized in connection with the termination of a contract resulting from the recapitalization of one of our managed portfolios with another institutional capital partner and the expiration of a management contract at one property that was not renewed, offset in part by additional property management fees for the development project completed in late 2012, which we also manage.

Investor advisory and other fees decreased by approximately 52.6% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to a decrease in transactions with our institutional partners. During the three months ended June 30, 2012, we assisted one of our institutional partners in securing permanent financing to replace the construction debt on two development projects.

The recognition of certain fees and other revenue is dependent on specific performance milestones associated with our projects and, as a result, will also tend to fluctuate significantly from period to period.

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

Direct costs of revenue decreased by approximately 20.1% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to lower internal costs related to development activity and lower non-recoverable direct costs related to prospective development deals.

Expenses related to depreciation and amortization increased by approximately 3.4% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to newly acquired computer equipment placed into service during the three months ended June 30, 2013.

Selling, general and administrative expenses increased by approximately 23.8% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was primarily due to professional expenses related to the corporate restructuring and increased headcount.

Other Income (Expense)

Other income (expense) increased from other expense of $400,612 for the three months ended June 30, 2012 to other income of $374,021 for the three months ended June 30, 2013 primarily due to increased earnings from our equity-method investment, Venture I, as all the properties were fully operational during the three months ended June 30, 2013. During the three months ended June 30, 2012, only one property was operational. Also during the three months ended June 30, 2013, our new investment, Venture II, distributed operating cash.

Summary of the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
REVENUE
Development, facilities consulting and construction management fees	$839,145	$919,598	$(80,453)	(8.7)%
Leasing commissions and tenant consulting fees	444,299	564,965	(120,666)	(21.4)%
Property and asset management fees	1,141,297	1,110,976	30,321	2.7%
Investor advisory and other fees	159,838	374,113	(214,275)	(57.3)%
Total revenue	2,584,579	2,969,652	(385,073)	(13.0)%

OPERATING EXPENSES
Direct costs of revenue	569,877	493,567	76,310	15.5%
Depreciation and amortization	83,277	83,764	(487)	(0.6)%
Selling, general and administrative	3,825,091	3,402,978	422,113	12.4%
Total operating expenses	4,478,245	3,980,309	497,936	12.5%
Loss from operations	(1,893,666)	(1,010,657)	(883,009)	(87.4)%

OTHER INCOME
Equity in earnings of unconsolidated affiliates	654,372	127,885	413,487	323.3%
Distribution income	33,612	—	33,612	—%
Interest income	1,720	496	1,224	246.8%
Total other income	689,704	128,381	561,323	437.2%
Loss before income taxes	(1,203,962)	(882,276)	(321,686)	(36.5)%
Income tax expense	(77,000)	—	(77,000)	—%
Consolidated net loss	$(1,280,962)	$(882,276)	$(398,686)	(45.2)%

Revenue

Development, facilities consulting and construction management fees for the six months ended June 30, 2013 decreased by approximately 8.7% compared to the six months ended June 30, 2012 primarily due to lower development activity. Our development revenue for the six months ended June 30, 2013 included fees for two projects currently under development. Our development revenue for the six months ended June 30, 2012 included fees for four projects under development, all of which were completed during the second half of 2012.

Leasing commissions and tenant consulting fees for the six months ended June 30, 2013 decreased by approximately 21.4% compared to the six months ended June 30, 2012 primarily due to less units leased at developed and managed properties and the recognition of lower leasing commissions for projects under development. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees increased by approximately 2.7% for the six months ended June 30, 2013 primarily due to additional property management fees for a development project completed in late 2012, which we also manage, offset in part by lower asset management fees realized in connection with the termination of a contract resulting from the recapitalization of one of our managed portfolios with another institutional capital partner.

Investor advisory and other fees decreased by approximately 57.3% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a decrease in financing and acquisition activity on behalf of our institutional partners during the six months ended June 30, 2013. During the six months ended June 30, 2012, we assisted one of our institutional partners in the acquisition of a property and assisted in securing permanent financing to replace the construction debt on two development projects. During the six months ended June 30, 2013, no such transactions were closed. We normally earn advisory fees upon the closing of such acquisitions and dispositions and begin earning management fees on the applicable acquisition dates.

The recognition of certain fees and other revenue is dependent on specific performance milestones associated with our projects and, as a result, will also tend to fluctuate significantly from period to period.

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

Direct costs of revenue increased by approximately 15.5% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to higher expenses related to non-recoverable direct costs related to prospective development deals, as it was determined such prospective deals would not be pursued and previously capitalized costs were written off.

Expenses related to depreciation and amortization remained approximately flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to an increase in assets that became fully depreciated since June 30, 2012, offset by additional depreciation related to newly acquired computer equipment.

Selling, general and administrative expenses increased by approximately 12.4% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily due to increased headcount and professional expenses related to the corporate restructuring offset in part by lower miscellaneous fees.

Other Income

Other income increased 437.2% primarily due to increased earnings from our equity-method investment, Venture I, as all the properties were fully operational during the six months ended June 30, 2013. During the six months ended June 30, 2012, only one property was operational. Also during the six months ended June 30, 2013, our new investment, Venture II, distributed operating cash.

Income tax expense

Income tax expense for the six months ended June 30, 2013 related to fiscal 2012 earnings that were not offset by our previous net operating losses due to federal and state limitations on such deductions. During the six months ended June 30, 2012, we had no such tax expense.

Liquidity and Capital Resources

Cash and cash equivalents were $6,125,978 on June 30, 2013 compared to $7,504,549 on December 31, 2012. The decrease in cash and cash equivalents is primarily related to cash used by operations during the six months ended June 30, 2013 and an additional investment in a new development joint venture, partially offset by cash distributions from our development joint ventures.

Cash used in operating activities increased significantly during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to the reduction in our operating assets as of June 30, 2012, specifically the decrease of $2,109,757 in accounts receivable due to collections during the six months ended June 30, 2012.

Cash used in investing activities during the six months ended June 30, 2013 increased significantly compared to the six months ended June 30, 2012. During the six months ended June 30, 2013, we used $1,094,621 to fund our development joint ventures. No such funding was provided during the six months ended June 30, 2012. Offsetting this expenditure in part, we received cash distributions from Venture I of $997,441 during the six months ended June 30, 2013, compared to $497,738 during the six months ended June 30, 2012.

During the six months ended June 30, 2013, cash used in financing activities increased by $359,485 primarily because we paid a dividend of $498,958 to stockholders and paid cash distributions of $55,440 to our noncontrolling interests offset in part by the receipt of proceeds of $184,939 from the exercise of options to purchase shares of Common Stock. During the six months ended June 30, 2012, we made a cash distribution to our noncontrolling interest of $9,974.

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

Adjusted EBITDA

To supplement our Condensed Consolidated Financial Statements, we use EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We define EBITDA as consolidated net income before interest income (expense), income tax expense and depreciation and amortization. Our EBITDA includes noncontrolling interests and may not be comparable to EBITDA reported by other companies. We define Adjusted EBITDA as EBITDA before noncash equity based compensation expense.

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

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net loss is set forth in the table below for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net loss	$(438,420)	$(400,612)	$(1,280,962)	$(882,276)
Exclude: Interest income	(811)	(329)	(1,720)	(496)
Exclude: Depreciation and amortization	41,837	40,455	83,277	83,764
Exclude: Income tax provision	—	—	77,000	—
EBITDA	(397,394)	(360,486)	(1,122,405)	(799,008)
Exclude: Equity-based compensation expense	39,748	33,848	81,692	67,628
Adjusted EBITDA	$(357,646)	$(326,638)	$(1,040,713)	$(731,380)

In addition to Adjusted EBITDA referenced in the table above, we received $848,561 and $1,651,813 of cash distributions from our development joint venture, Venture I, during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, we received $408,506 and $648,576 of cash distributions from Venture I, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We qualify as a smaller reporting company as defined in Item 10(f)(1) of Securities and Exchange Commission Regulation S-K, and are not required to provide the information required by this Item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on April 1, 2013, except as noted below and except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

We intend to deregister our common stock under the Securities Exchange Act of 1934, which could negatively affect the liquidity and trading prices of our common stock.

In early 2014, we intend to file with the Securities and Exchange Commission (“SEC”) a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to voluntarily deregister our common stock and terminate our reporting obligations under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”). The deregistration of our common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 is filed. We are eligible to deregister under the Exchange Act because our common stock is held of record by fewer than 300 persons. Deregistering our common stock could negatively affect the liquidity, trading volume and trading prices of our common stock. Further, once we deregister our common stock under the Exchange Act, we will no longer be required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, including without limitation through the filing of Forms 10-K, 10-Q and 8-K, and many provisions of the Exchange Act would become inapplicable to us.

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

101*
101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2013

NexCore Healthcare Capital Corp

By:  /s/ Robert E. Lawless
Robert E. Lawless
Chief Financial Officer
(duly authorized officer and
principal financial officer)

EXHIBIT INDEX

The following is an index of the exhibits filed herewith as part of this report on Form 10-Q.

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

101
101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document