Form 10-Q
period 2013-09-30
NEXCORE HEALTHCARE CAPITAL CORP
filed 2013-11-14
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class)	51,299,829 (Outstanding on November 8, 2013)

NEXCORE HEALTHCARE CAPITAL CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$4,548,434	$7,504,549
Accounts receivable	961,768	1,303,393
Prepaid expenses and deposits	72,094	147,166
Pre-development costs	1,204,692	78,988
Investments in unconsolidated affiliates	4,804,580	4,215,938
Property and equipment, net of accumulated depreciation of $714,722 and $592,508, respectively	418,356	471,556
Total assets	$12,009,924	$13,721,590

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$326,365	$160,327
Accrued liabilities	508,158	560,045
Deferred rent and other liabilities	358,494	389,021
Total liabilities	1,193,017	1,109,393

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; Authorized - 200,000,000 shares at each period end, respectively; Issued and outstanding - 51,299,829 and 49,895,841 as of September 30, 2013 and December 31, 2012, respectively	51,300	49,896
Additional paid-in capital	11,180,398	11,335,262
Accumulated other comprehensive income (loss)	192,872	(571,313)
Retained earnings (accumulated deficit)	(1,223,005)	757,678
Total stockholders’ equity	10,201,565	11,571,523
Noncontrolling interests	615,342	1,040,674
Total equity	10,816,907	12,612,197
Total liabilities and equity	$12,009,924	$13,721,590

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Development, facilities consulting and construction management fees	$287,236	$2,141,640	$1,126,381	$3,061,238
Leasing commissions and tenant consulting fees	123,103	194,134	567,402	759,099
Property and asset management fees	582,040	591,608	1,723,337	1,702,584
Investor advisory and other fees	68,495	131,724	228,333	505,837
Total revenue	1,060,874	3,059,106	3,645,453	6,028,758

OPERATING EXPENSES
Direct costs of revenue	193,274	324,635	763,151	818,202
Depreciation and amortization	43,966	43,561	127,243	127,325
Selling, general and administrative	2,127,462	1,627,792	5,952,553	5,030,770
Total operating expenses	2,364,702	1,995,988	6,842,947	5,976,297
Income (loss) from operations	(1,303,828)	1,063,118	(3,197,494)	52,461

OTHER INCOME
Equity in earnings of unconsolidated affiliates	368,836	335,603	1,023,208	463,488
Distribution income	25,255	—	58,867	—
Interest income	658	414	2,378	910
Income (loss) before income taxes	(909,079)	1,399,135	(2,113,041)	516,859
Income tax expense	—	—	(77,000)	—
Consolidated net income (loss)	(909,079)	1,399,135	(2,190,041)	516,859
Net (income) loss attributable to noncontrolling interests	90,055	(143,318)	209,358	(61,906)
Net income (loss) attributable to common stockholders	$(819,024)	$1,255,817	$(1,980,683)	$454,953

EARNINGS PER COMMON SHARE
Basic income (loss) per common share	$(0.02)	$0.03	$(0.04)	$0.01
Diluted income (loss) per common share	$(0.02)	$0.02	$(0.04)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,175,920	49,455,841	50,774,656	49,455,841
Diluted	51,175,920	51,845,237	50,774,656	51,822,884

Dividends declared per common share	$—	$—	$0.01	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$(909,079)	$1,399,135	$(2,190,041)	$516,859
Other comprehensive income (loss):
Unrealized income (loss) on cash flow hedging derivative of unconsolidated affiliate	(292,610)	(268,308)	764,185	(489,477)
Comprehensive income (loss)	(1,201,689)	1,130,827	(1,425,856)	27,382
Comprehensive (income) loss attributable to noncontrolling interests	121,949	(116,487)	126,671	(12,958)
Comprehensive income (loss) attributable to common stockholders	$(1,079,740)	$1,014,340	$(1,299,185)	$14,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(2,190,041)	$516,859
Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	127,243	127,325
Equity in earnings of unconsolidated affiliates	(1,023,208)	(463,488)
Equity-based compensation expense	123,227	101,477
Operating distributions from unconsolidated affiliate	1,023,208	486,442
Changes in operating assets and liabilities:
Accounts receivable	341,625	663,493
Revenue in excess of billings	—	213,252
Prepaid expenses and deposits	25,072	(4,665)
Pre-development costs	(1,125,704)	25,624
Accounts payable and accrued liabilities	(29,304)	(1,158,297)
Deferred rent and other liabilities	(30,527)	58,039
Net cash (used in) provided by operating activities	(2,758,409)	566,061

INVESTING ACTIVITIES:
Capital expenditures	(74,043)	(49,108)
Investment in unconsolidated joint venture	(1,140,221)	—
Distributions from unconsolidated joint venture	1,315,764	734,657
Decrease in deposits	50,000	—
Net cash provided by investing activities	151,500	685,549

FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(72,519)	(9,974)
Proceeds received from exercise of options	222,271	—
Dividends paid to common stockholders	(498,958)	—
Net cash used in financing activities	(349,206)	(9,974)
Net change in cash and cash equivalents	(2,956,115)	1,241,636
Cash and cash equivalents, beginning of period	7,504,549	1,930,441
Cash and cash equivalents, end of period	$4,548,434	$3,172,077
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$272,095	$—
Cash paid for interest	$—	$—
Supplemental disclosure of noncash activity:
Accrued preferred return to noncontrolling interests	$143,455	$—

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

The second phase of the restructuring was expected to occur later this year whereby each of our investors would exchange their shares of NexCore Healthcare common stock and their NexCore Real Estate Class B Units for newly-issued units of a new public holding company. Earlier this year the Company filed a Form S-4 Registration Statement for the new parent company with the Securities and Exchange Commission (“SEC”) to facilitate this transaction, which if completed, would result in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister the NexCore Healthcare common stock and to no longer file reports with the SEC. By doing so, the Company is expected to be able to save significant costs and allow management to spend more time focusing on its core business of developing, acquiring and managing healthcare real estate. We believe that the earliest that the deregistration of the Company can take place is in early 2014.

Once we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate. While our board of directors may consider completing the second phase of the restructuring at some later date, any such restructuring would be done after we deregister our common stock.

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

Our financial instruments include accounts receivable and accounts payable. The carrying values of these financial instruments as of September 30, 2013 and December 31, 2012 are considered to be representative of their fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the three and nine months ended September 30, 2013 or 2012. There was no allowance for doubtful accounts as of September 30, 2013 or December 31, 2012.

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

We are invested in two joint ventures that we account for under the cost method. We are also invested in one unconsolidated limited partnership, Venture III, which we account for under the equity method as we have a 10% interest in the entity.

See additional information regarding our investments in unconsolidated affiliates in Note 4.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of September 30, 2013, we had one development project subject to the percentage-of-completion method, however no adjustment to recognized revenue was necessary. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2013, respectively, as we reported a net loss for both periods. However, the dilutive effect of the outstanding stock awards for the three months ended September 30, 2013 would have been 811,474. Stock awards to purchase 1,633,616 shares of our common stock (“Common Stock”) would have been excluded from the calculation of diluted income per share for the three months ended September 30, 2013 because their inclusion would have been anti-dilutive. The dilutive effect of the outstanding stock awards for the nine months ended September 30, 2013 would have been 1,037,420. Stock awards to purchase 1,166,026 shares of our Common Stock would have been excluded from the calculation of diluted income per share for the nine months ended September 30, 2013 because their inclusion would have been anti-dilutive.

The dilutive effect of the outstanding stock awards for the three months ended September 30, 2012 was 2,389,396. Stock awards to purchase 1,315,683 shares of our common stock (“Common Stock”) were excluded from the calculation of diluted income per share for the three months ended September 30, 2012 because their inclusion would have been anti-dilutive. The dilutive effect of the outstanding stock awards for the nine months ended September 30, 2012 was 2,367,043. Stock awards to purchase 1,247,380 shares of our Common Stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2012 because their inclusion would have been anti-dilutive.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of September 30, 2013 and December 31, 2012, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of September 30, 2013 and December 31, 2012, we owned 90% of the consolidated limited liability company, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Condensed Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively.

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

On March 11, 2013, we formed Equity Participation LLC, a limited liability company owned by various officers and employees of ours. Commencing with the formation, Equity Participation LLC has a 1% interest in the operations of NexCore Development LLC, a consolidated subsidiary, which is reflected as “Noncontrolling Interests” in our Condensed Consolidated Financial Statements. See additional discussion in Note 8.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation such as profits interests to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “Selling, general and administrative” expense in our Condensed Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate. Profits interests are valued using a probability-weighted valuation model based on estimated future cash flows.

Comprehensive Income (Loss)

We report comprehensive income (loss) in our Condensed Consolidated Statements of Comprehensive Income (Loss). Amounts reported in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets are related to unrealized gains and losses on interest rate swaps that are considered to be cash flow hedging derivatives.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. This ASU will be effective for the first interim reporting period in fiscal 2015. We do not expect the adoption of this statement will have a material impact on our Consolidated Financial Statements.

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

The second phase of the restructuring was expected to occur later this year whereby each of our investors would exchange their shares of NexCore Healthcare common stock and their NexCore Real Estate Class B Units for newly-issued units of a new public holding company. Earlier this year the Company filed a Form S-4 Registration Statement for the new parent company with the SEC to facilitate this transaction, which if completed, would result in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister the NexCore Healthcare common stock and to no longer file reports with the SEC. By doing so, the Company is expected to be able to save significant costs and allow management to spend more time focusing on its core business of developing, acquiring and managing healthcare real estate. We believe that the earliest that the deregistration of the Company can take place is in early 2014.

Once we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate. While our board of directors may consider completing the second phase of the restructuring at some later date, any such restructuring would be done after we deregister our common stock.

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

As of September 30, 2013, Venture I had no projects under development and owned only completed development projects. Our investment balance in Venture I of $2,311,300 and $2,862,878 as of September 30, 2013 and December 31, 2012, respectively, represents cash we contributed to Venture I to fund our portion of these development projects, adjusted by our share of results of operations and cash distributions. Our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliates” in our Condensed Consolidated Statements of Operations. Additionally, the subsidiaries of Venture I refinanced their construction loans with longer-term debt and contemporaneously entered into interest rate swaps that qualified for hedge accounting as cash flow hedges. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

Venture I Selected Financial Information

The following table provides unaudited selected financial information for Venture I as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, respectively.

Balance Sheets	As of September 30, 2013	As of December 31, 2012
Real estate, net of accumulated depreciation	$64,321,752	$64,110,432
Construction in progress	14,683	193,914
Total assets	68,659,451	69,248,426
Debt	56,808,568	54,832,478
Total liabilities	58,032,546	58,073,332
Partners’ capital	7,071,638	9,962,251
Accumulated other comprehensive income (loss)	192,872	(571,313)
Retained earnings	3,362,395	1,784,156

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$2,615,800	$1,621,478	$7,666,361	$4,258,036
Operating expenses	825,052	344,558	2,500,359	1,102,273
Depreciation expense	754,910	456,682	2,146,860	1,192,019
Interest expense	488,030	303,125	1,440,903	689,843
Net income	547,808	517,113	1,578,239	1,273,901
Fair value adjustment of cash flow hedge	(292,610)	(268,308)	764,185	(489,477)
Comprehensive income	255,198	248,805	2,342,424	784,424

Venture II

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to a portfolio of medical office properties. Pursuant to these venture agreements, we contributed $1,114,300 for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest. During the nine months ended September 30, 2013, we contributed an additional $760 to this joint venture.

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

Venture IV

During the third quarter of 2013, we entered into a joint venture agreement with an institutional equity partner related to the pending acquisition of a portfolio of medical office properties. Pursuant to this venture agreement, we contributed $45,600 representing our share of the earnest money related to the pending acquisition. We have a 2.83% equity interest in this venture which is accounted for on a cost basis.

NOTE 5. OTHER LIABILITIES

ACCRUED LIABILITIES	As of September 30, 2013	As of December 31, 2012
Accrued vacation	$61,458	$42,177
Accrued sick time	80,851	76,900
Accrued other	365,849	245,873
Accrued taxes payable	—	195,095
Accrued liabilities	$508,158	$560,045

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

	As of September 30, 2013	As of December 31, 2012
DEFERRED RENT AND OTHER LIABILITES
Deferred rent	$334,491	$371,156
Other	24,003	17,865
Deferred rent and other liabilities	$358,494	$389,021

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

For the three and nine months ended September 30, 2013, the amount recorded as rent expense in “Selling, general and administrative” on the Condensed Consolidated Statements of Operations was $62,634 and $188,042, respectively. For the three and nine months ended September 30, 2012, the amount recorded as rent expense in “Selling, general and administrative” on the Condensed Consolidated Statements of Operations was $61,181 and $181,682, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent and other liabilities” in the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, those amounts were $334,491 and $371,156, respectively.

Additionally, we entered into leases for medical office space at one of our managed properties that we sublease out to medical professionals who need temporary office space. These leases and subleases have terms of one year or less. For the three and nine months ended September 30, 2013, rent expense associated with these leases recorded in “Direct costs of revenue” on the Condensed Consolidated Statements of Operations was $18,973 and $56,920, respectively. For the three and nine months ended September 30, 2012, rent expense associated with these leases recorded in “Direct costs of revenue” on the Condensed Consolidated Statements of Operations was $40,973 and $83,586, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
Remainder of 2013	$92,647
2014	287,993
2015	277,587
2016	289,656
2017	301,725
Remaining	—
Total minimum lease payments	$1,249,608

Contingent Consideration

Pursuant to the terms of a reverse merger with our predecessor, CapTerra Financial Group, Inc., completed in September 2010 (the “Acquisition”), we are required to have a specified amount of net operating loss carryforwards (“NOLs”) that are not subject to limitation or restriction under Section 382(a) of the Internal Revenue Code for state and Federal income tax purposes which will be available for use through January 1, 2014. If the NOLs become subject to limitation under Section 382(a), we will be required to issue up to an additional 8,000,000 shares of Common Stock (the “NOL Shares”) to the seller. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the reverse merger. The determination of our NOLs will be based on our Federal income tax return for the year ending December 31, 2013. As of September 30, 2013, we do not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of September 30, 2013 or December 31, 2012.

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

Guarantees

We entered into a completion guarantee agreement with an institutional capital partner guaranteeing the completion of the medical office building being developed by our joint venture, Venture III. Our consolidated subsidiary entered into an agreement to develop and operate the building. The agreement also guarantees that all capital calls will be promptly funded, and that the building will be completed at or under the budgeted cost. As of September 30, 2013, we considered any liability related to this guarantee to be de minimus and therefore did not record any liability.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2013, we had 200,000,000 shares of Common Stock authorized, of which 51,299,829 and 49,895,841 shares were outstanding as of September 30, 2013 and December 31, 2012, respectively. During the three and nine months ended September 30, 2013, we issued 233,326 and 1,417,322 shares of Common Stock, respectively, related to the exercise of options to purchase our Common Stock for proceeds of $37,332 and $222,271, respectively. Additionally, 13,334 shares of unvested restricted stock were forfeited during the nine months ended September 30, 2013. See Note 8 for additional information.

As of September 30, 2013, 50,472,769 shares of Common Stock were subject to various trading restrictions implemented in connection with the Acquisition. These trading restrictions prohibited any sales or other dispositions of shares on or before September 29, 2012. Thereafter, these trading restrictions permit sales of shares in limited amounts, provided that no such sale may be made at a price less than $2.00 per share (subject to equitable adjustment for any stock dividend, stock split, combination or other applicable recapitalization event) unless otherwise unanimously agreed to by our stockholders who are subject to the trading restrictions. All of these trading restrictions expire on September 29, 2014.

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

Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

Dividend

We do not have a history of paying regular dividends on our Common Stock. We declared and paid a special dividend of $0.01 per share, for a total of $498,958, on February 18, 2013 to stockholders of record on February 4, 2013.

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

NOTE 8. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase shares of Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. During the three months ended September 30, 2013, we granted no stock options to purchase common stock. During the nine months ended September 30, 2013, we granted 350,000 options to purchase common stock, with an exercise price of $0.26 and a fair value of $0.08 per option. During the three and nine months ended September 30, 2013, 233,326 and 1,417,322 stock options were exercised, respectively, with a weighted-average exercise price of $0.16 and $0.16, respectively. Additionally, 171,667 stock options were forfeited with a weighted-average exercise price of $0.16 during the nine months ended September 30, 2013. No options were forfeited during the three months ended September 30, 2013.

During the nine months ended September 30, 2012, we canceled 750,000 options and granted 1,278,000 options at an exercise price of $0.16 per share vesting over approximately three years, with a fair value of $0.01 per share. As part of the 1,278,000 options granted, the 750,000 options that were canceled were reissued. This was accounted for as a modification of terms and a modification penalty of $3,198 was added to the total equity-based compensation expense to be amortized. No options were granted or forfeited during the three months ended September 30, 2012.

All options issued were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Expected term of options	5.5 years	5.5 years
Expected volatility-range used	30.14%	54.74%
Expected volatility-weighted average	30.14%	54.74%
Risk-free interest rate-range used	1.62%	1.24%-1.37%

Equity-based compensation expense related to options granted under the Plans is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three and nine months ended September 30, 2013, our equity-based compensation expense related to options was $27,534 and $81,400, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2012, our equity-based compensation expense related to options was $33,849 and $101,477, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of September 30, 2013, $75,280 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued.

Restricted Stock

During the three and nine months ended September 30, 2013, we did not issue any shares of restricted stock. During the nine months ended September 30, 2013, 13,334 shares of unvested restricted stock were forfeited. As of September 30, 2013, of the 426,666 shares of restricted stock outstanding, 280,000 shares were unvested. Our shares of restricted stock, vested or unvested, have all of the rights of a stockholder and are subject to certain trading restrictions and the voting trust. These shares were granted pursuant to our Incentive Compensation Guidelines, which were adopted during the year ended December 31, 2012. No shares of restricted stock were issued during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, equity-based compensation expense related to the restricted stock was $14,001 and $41,827, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of September 30, 2013, $66,316 of equity-based compensation expense remained unrecognized which reflects the unamortized portion of the value of such restricted stock issued.

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

For any future profit received by Equity Participation LLC from our Venture III development project, 32.0% of such profits interests is held by our Chief Executive Officer, 26.0% is held by our Chief Investment Officer, 10.0% is held by our Chief Operating Officer, and 5.0%, is held by our Chief Financial Officer. The remaining portion of any such future profits interests is owned by other employees of ours.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Related party:	2013	2012	2013	2012
Revenue	$381,263	$2,000,916	$1,628,098	$3,824,844
Direct costs of revenue	143,085	94,579	330,136	294,921

Related party:	As of September 30, 2013	As of December 31, 2012
Accounts receivable	$675,786	$804,281

All of the disclosed revenue, costs and accounts receivable related to related-party transactions pertain to unconsolidated, managed properties in which we, or our senior executive officers, a director and an entity that employs one of our directors (the “Related Parties”), had or have invested along with third-party co-investors. From January 1, 2012 to December 17, 2012, seven of our 23 then-managed properties were 17.4% owned by NH Co-Investment I LLC, an entity in which these Related Parties were invested as follows:

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

On December 17, 2012, the institutional capital partner owning 82.6% of these properties and the Related Parties sold their interests in these properties to another institutional capital partner. In this transaction, NexCore HealthCare Capital Corp invested 1.0% and the new institutional capital partner invested 99.0%. See additional information on this new venture, Venture II, in Note 4.

Additionally, for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012, revenue, costs and accounts receivable from our unconsolidated joint venture, Venture I, were also disclosed as related party transactions. A consolidated subsidiary of ours invested approximately 15% in Venture I and 3% was invested by Executive Co-Investment I LLC, an entity owned by two of our executive officers for which they were invested as follows:

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

NexCore Group LP, our consolidated subsidiary, has a contract with WestMountain Asset Management, Inc. (“WMAM”), a marketing and media consulting and asset management firm, under which WMAM provides marketing consulting services to us for approximately $6,000 per month. Mr. Brian Klemsz, one of our Directors, serves as Treasurer and Director for WMAM. During the three and nine months ended September 30, 2013, we incurred expenses with WMAM of $18,000 and $54,000, respectively. During the three and nine months ended September 30, 2012, we incurred expenses with WMAM of $18,000 and $55,500, respectively. As of September 30, 2013 and December 31, 2012, we had payables to WMAM of $12,000 and $0, respectively.

NexCore Partners Inc.

As of September 30, 2013 and December 31, 2012, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of September 30, 2013, we owned 90% of the consolidated entity, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Condensed Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively, as detailed below:

Gregory C. Venn	Chief Executive Officer	42.0%
Peter K. Kloepfer	Chief Investment Officer	38.0%
Robert D. Gross	Chief Operating Officer	20.0%

NOTE 10. CONCENTRATIONS

Our leasing and property management revenue for the three and nine months ended September 30, 2013 and 2012 was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but three of our managed healthcare properties. As of September 30, 2013, we managed 22 healthcare properties. Additionally, the properties developed by Venture I accounted for $178,779, or 17%, of our total revenue for the three months ended September 30, 2013, and $554,442, or 15%, of our total revenue for the nine months ended September 30, 2013. These properties accounted for $1,780,543, or 58%, of our total revenue for the three months ended September 30, 2012, and $2,883,446, or 48%, of our total revenue for the nine months ended September 30, 2012. As of September 30, 2013, the balance of accounts receivable associated with these properties was $283,210, or 29%, of our total accounts receivable balance. As of December 31, 2012, the balance of accounts receivable from these properties was $704,548, or 54%, of our total accounts receivable balance. These receivables in both periods were current.

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

During November 2013, the majority of the entities owned by the Company’s Joint Venture I entered into new joint venture agreements to recapitalize the majority of the interests of Venture I with an institutional investor, referred to as Venture V, whereby the majority of the assets of Venture I are expected to be transferred to Venture V sometime in the first quarter of 2014. In addition, one of the entities owned by Venture I entered into a sale agreement with the largest tenant of the underlying property. The sale of this property is not expected to close until mid-2014. The recapitalization and sale of the Venture I assets and the entering of Venture V are estimated to result in aggregate net gains after consideration of earnings by non-controlling interests to the Company of between $10 million and $15 million. The Company's net gains will be calculated after consideration of distributions to the holders of interests in Venture I other than the Company including its lenders and institutional capital partner and a minority investment entity owned by the Company's CEO and CIO, earnings by the holders of interests in NexCore Real Estate LLC other than the Company, and the profits interests held by Equity Participation LLC, which is owned by members of management. In addition, such gain recognition is expected to be due in part to the prior earnings, losses and cash flow distributions since the inception of Venture I, as well as the structural terms of Venture V. The current contracts are subject to a number of conditions to close so the Company cannot assure you that these transactions will be completed as contemplated, or at all. See additional information on Venture I in Note 4.

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers. We and our principals have developed and acquired nearly 6.8 million square feet of commercial real estate. As of September 30, 2013, we managed 22 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of approximately 34,600 square feet. We and our principals have completed over $900 million of healthcare related real estate transactions on behalf of our high net worth and institutional investors.

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
23

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

Development Activity

As of September 30, 2013, the status of our projects under development were as follows:

•	We provided client consulting services, including strategic planning, feasibility analysis, site selection, and development and project management services, on a medical office building comprised of approximately 43,000 square feet. Construction commenced during the fourth quarter of 2012 and was completed during the third quarter of 2013.

•	We are providing development and project management services on a medical office building comprised of approximately 34,600 square feet, in which we have an approximate 10% investment, which we refer to as Venture III. Construction commenced during the second quarter of 2013 and is expected to be completed during the first quarter of 2014.

Venture I Recapitalization

During November 2013, the majority of the entities owned by the Company’s Joint Venture I entered into new joint venture agreements to recapitalize the majority of the interests of Venture I with an institutional investor, referred to as Venture V, whereby the majority of the assets of Venture I are expected to be transferred to Venture V sometime in the first quarter of 2014. In addition, one of the entities owned by Venture I entered into a sale agreement with the largest tenant of the underlying property. The sale of this property is not expected to close until mid-2014.The recapitalization and sale of the Venture I assets and the entering of Venture V are estimated to result in aggregate net gains after consideration of earnings by non-controlling interests to the Company of between $10 million and $15 million. The Company's net gains will be calculated after consideration of distributions to the holders of interests in Venture I other than the Company including its lenders and institutional capital partner and a minority investment entity owned by the Company's CEO and CIO, earnings by the holders of interests in NexCore Real Estate LLC other than the Company, and the profits interests held by Equity Participation LLC, which is owned by members of management. In addition, such gain recognition is expected to be due in part to the prior earnings, losses and cash flow distributions since the inception of Venture I, as well as the structural terms of Venture V. The current contracts are subject to a number of conditions to close so the Company cannot assure you that these transactions will be completed as contemplated, or at all. See additional information on Venture I in Note 4 of the Consolidated Financial Statements.

Critical Accounting Policies

Interim Financial Information and Reclassifications

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, referred to as GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of December 31, 2012 and related notes thereto as filed on Form 10-K on April 1, 2013.

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

Principles of Consolidation

We consolidate entities where we can exert control. The equity method of accounting is used for investments in non-controlled affiliates in which we are able to exercise significant influence but not control. We also consolidate any variable interest entities, referred to as VIEs, in which we are determined to be the primary beneficiary.

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

Our financial instruments include accounts receivable and accounts payable. The carrying values of these financial instruments as of September 30, 2013 and December 31, 2012 are considered to be representative of their fair value due to the short maturity of these instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the three and nine months ended September 30, 2013 or 2012. There was no allowance for doubtful accounts as of September 30, 2013 or December 31, 2012.

Pre-Development Costs

In accordance with GAAP, as set forth in the Accounting Standards Codification, referred to as the ASC, we have capitalized certain third-party costs related to prospective development projects that we consider likely to proceed. If we subsequently determine that the project is no longer likely to proceed or such costs are not recoverable, any related capitalized costs are expensed and recorded as “Direct costs of revenue” on the Condensed Consolidated Statement of Operations. Upon commencement of the project, any related capitalized costs are submitted for reimbursement from the owner of the project. These costs include, but are not limited to, legal fees, marketing costs, travel expenses, architectural and engineering fees, due diligence expenses and other direct costs. We do not capitalize any internal costs as pre-development costs.

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

We are invested in two joint ventures that we account for under the cost method. We are also invested in one unconsolidated limited partnership, Venture III, which we account for under the equity method as we have a 10% interest in the entity.

See additional information regarding our investments in unconsolidated affiliates in Note 4.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of September 30, 2013, we had one development project subject to the percentage-of-completion method, however no adjustment to recognized revenue was necessary. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

We follow Financial Accounting Standards Board, referred to as the FASB, issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have analyzed our various federal and state filing positions and consider our positions more likely than not to be sustained upon examination by the applicable taxing authorities based on the technical merits of the position.

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation such as profits interests to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “Selling, general and administrative” expense in our Condensed Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate. Profits interests are valued using a probability-weighted valuation model based on estimated future cash flows.

New Accounting Pronouncement

In July 2013, the FASB issued Accounting Standards Update, referred to as an ASU, No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, referred to as an NOL, or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures are necessary. This ASU will be effective for the first interim reporting period in fiscal 2015. We do not expect the adoption of this statement will have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income, referred to as AOCI. The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance was applicable for us in the second quarter of fiscal 2013 prospectively. As the accounting standard impacted only disclosure, the new standard did not have an impact on our financial position, results of operations, or cash flows.

Results of Operations

The Company provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of September 30, 2013, we managed 22 healthcare facilities comprised of approximately 1.8 million square feet and had one project under development comprised of 34,600 square feet. As of September 30, 2012, we managed 22 healthcare facilities and one retail facility comprised of approximately 1.7 million square feet and had two projects under development comprised of approximately 0.1 million square feet.

Summary of the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
REVENUE
Development, facilities consulting and construction management fees	$287,236	$2,141,640	$(1,854,404)	(86.6)%
Leasing commissions and tenant consulting fees	123,103	194,134	(71,031)	(36.6)%
Property and asset management fees	582,040	591,608	(9,568)	(1.6)%
Investor advisory and other fees	68,495	131,724	(63,229)	(48.0)%
Total revenue	1,060,874	3,059,106	(1,998,232)	(65.3)%

OPERATING EXPENSES
Direct costs of revenue	193,274	324,635	(131,361)	(40.5)%
Depreciation and amortization	43,966	43,561	405	0.9%
Selling, general and administrative	2,127,462	1,627,792	499,670	30.7%
Total operating expenses	2,364,702	1,995,988	368,714	18.5%
Income (loss) from operations	(1,303,828)	1,063,118	(2,366,946)	(222.6)%

OTHER INCOME
Equity in earnings of unconsolidated affiliates	368,836	335,603	33,233	9.9%
Distribution income	25,255	—	25,255	—%
Interest income	658	414	244	58.9%
Total other income	394,749	336,017	58,732	17.5%
Consolidated net income (loss)	$(909,079)	$1,399,135	$(2,308,214)	(165.0)%

Revenue

Development, facilities consulting and construction management fees for the three months ended September 30, 2013 decreased by approximately 86.6% compared to the three months ended September 30, 2012 primarily due to less ongoing development activity. During the three months ended September 30, 2012, we completed one development project and recorded the associated completion bonus.

Leasing commissions and tenant consulting fees for the three months ended September 30, 2013 decreased by approximately 36.6% compared to the three months ended September 30, 2012 primarily due to the recognition of lower leasing commissions for projects under development. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees decreased by approximately 1.6% for the three months ended September 30, 2013 primarily due to lower asset management fees realized in connection with the termination of a contract resulting from the recapitalization of one of our managed portfolios with another institutional capital partner and the expiration of a management contract at one property that was not renewed, offset in part by additional property management fees for the development project completed in late 2012, which we also manage.

Investor advisory and other fees decreased by approximately 48.0% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in transactions with our institutional partners. During the three months ended September 30, 2012, we assisted one of our institutional partners in securing permanent financing to replace the construction debt on one development project.

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

Direct costs of revenue decreased by approximately 40.5% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to lower internal costs related to development activity and lower non-recoverable direct costs related to prospective development deals.

Expenses related to depreciation and amortization increased by approximately 0.9% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to newly acquired computer equipment and software placed into service since September 30, 2012.

Selling, general and administrative expenses increased by approximately 30.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was primarily due to internal expenses related to business development and increased headcount.

Other Income

Other income increased by approximately 17.5% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increased earnings from our equity-method investment, Venture I. Also during the three months ended September 30, 2013, our new investment, Venture II, distributed operating cash.

Summary of the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
REVENUE
Development, facilities consulting and construction management fees	$1,126,381	$3,061,238	$(1,934,857)	(63.2)%
Leasing commissions and tenant consulting fees	567,402	759,099	(191,697)	(25.3)%
Property and asset management fees	1,723,337	1,702,584	20,753	1.2%
Investor advisory and other fees	228,333	505,837	(277,504)	(54.9)%
Total revenue	3,645,453	6,028,758	(2,383,305)	(39.5)%

OPERATING EXPENSES
Direct costs of revenue	763,151	818,202	(55,051)	(6.7)%
Depreciation and amortization	127,243	127,325	(82)	(0.1)%
Selling, general and administrative	5,952,553	5,030,770	921,783	18.3%
Total operating expenses	6,842,947	5,976,297	866,650	14.5%
Income (loss) from operations	(3,197,494)	52,461	(3,249,955)	(61.9)%

OTHER INCOME
Equity in earnings of unconsolidated affiliates	1,023,208	463,488	559,720	120.8%
Distribution income	58,867	—	58,867	—%
Interest income	2,378	910	1,468	161.3%
Total other income	1,084,453	464,398	620,055	133.5%
Income (loss) before income taxes	(2,113,041)	516,859	(2,629,900)	(508.8)%
Income tax expense	(77,000)	—	(77,000)	—%
Consolidated net income (loss)	$(2,190,041)	$516,859	$(2,706,900)	(523.7)%

Revenue

Development, facilities consulting and construction management fees for the nine months ended September 30, 2013 decreased by approximately 63.2% compared to the nine months ended September 30, 2012 primarily due to lower development activity. Our development revenue for the nine months ended September 30, 2013 included fees for two projects currently under development. Our development revenue for the nine months ended September 30, 2012 included fees for four projects under development, all of which were completed during the second half of 2012.

Leasing commissions and tenant consulting fees for the nine months ended September 30, 2013 decreased by approximately 25.3% compared to the nine months ended September 30, 2012 primarily due to less units leased at developed and managed properties and the recognition of lower leasing commissions for projects under development. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees increased by approximately 1.2% for the nine months ended September 30, 2013 primarily due to additional property management fees for a development project completed in late 2012, which we also manage, offset in part by lower asset management fees realized in connection with the termination of a contract resulting from the recapitalization of one of our managed portfolios with another institutional capital partner.

Investor advisory and other fees decreased by approximately 54.9% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a decrease in financing and acquisition activity on behalf of our institutional partners during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we assisted one of our institutional partners in the acquisition of property and in the securing of permanent financing to replace certain construction debt. During the nine months ended September 30, 2013, no such transactions were closed. We normally earn advisory fees upon the closing of such transactions and begin earning management fees on the applicable acquisition dates.

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

Direct costs of revenue decreased by approximately 6.7% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to lower internal costs related to development activity and lower non-recoverable direct costs related to prospective development deals.

Expenses related to depreciation and amortization remained approximately flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to an increase in assets that became fully depreciated since September 30, 2012, offset by additional depreciation related to newly acquired computer equipment.

Selling, general and administrative expenses increased by approximately 18.3% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily due to increased headcount and professional expenses related to the corporate restructuring offset in part by lower miscellaneous fees.

Other Income

Other income increased 133.5% primarily due to increased earnings from our equity-method investment, Venture I, as all the properties were fully operational during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, only one property was operational for the entire period. Also during the nine months ended September 30, 2013, our new investment, Venture II, distributed operating cash.

Income tax expense

Income tax expense for the nine months ended September 30, 2013 related to fiscal 2012 earnings that were not offset by our previous net operating losses due to federal and state limitations on such deductions. During the nine months ended September 30, 2012, we had no such tax expense.

Liquidity and Capital Resources

Cash and cash equivalents were $4,548,434 on September 30, 2013 compared to $7,504,549 on December 31, 2012. The decrease in cash and cash equivalents is primarily related to cash used by operations during the nine months ended September 30, 2013 and an additional investment in two new development joint ventures, partially offset by cash distributions from our existing joint ventures.

Cash used in operating activities was $2,758,409 during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, operating activities provided $566,061. This increase in cash used by operating activities was primarily due to lower revenue, higher general and administrative expense and the increase in our operating assets as of September 30, 2013, specifically the increase of $1,125,704 in predevelopment costs during the nine months ended September 30, 2013.

Cash provided by investing activities during the nine months ended September 30, 2013 decreased by $534,049 compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we used $1,140,221 to invest in our joint ventures. No such investment was provided during the nine months ended September 30, 2012. Offsetting this expenditure in part, we received cash distributions considered a return of capital from Venture I of $1,315,764 during the nine months ended September 30, 2013, compared to $734,657 during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, cash used in financing activities increased by $339,232 primarily because we paid a dividend of $498,958 to stockholders and paid cash distributions of $72,519 to our noncontrolling interests offset in part by the receipt of proceeds of $222,271 from the exercise of options to purchase shares of Common Stock. During the nine months ended September 30, 2012, we made a cash distribution to our noncontrolling interest of $9,974.

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

The reconciliation of EBITDA and Adjusted EBITDA to consolidated net income (loss) is set forth in the table below for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$(909,079)	$1,399,135	$(2,190,041)	$516,859
Exclude: Interest income	(658)	(414)	(2,378)	(910)
Exclude: Depreciation and amortization	43,966	43,561	127,243	127,325
Exclude: Income tax provision	—	—	77,000	—
EBITDA	(865,771)	1,442,282	(1,988,176)	643,274
Exclude: Equity-based compensation expense	41,535	33,849	123,227	101,477
Adjusted EBITDA	$(824,236)	$1,476,131	$(1,864,949)	$744,751

In addition to Adjusted EBITDA referenced in the table above, we received $687,159 and $2,338,972 of cash distributions from our development joint venture, Venture I, during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, we received $572,510 and $1,221,099 of cash distributions from Venture I, respectively.

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

November 14, 2013

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