Form 10-Q/A
period 2013-03-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2013-12-24
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

NexCore Healthcare Capital Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission (the “Commission”) on May 8, 2013. We are filing this amendment for the sole purpose of adding Exhibit 10.1 to address comments we received from the Staff of the Commission with respect to Exhibit 10.1.

This amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

28

ITEM 6. EXHIBITS

The following is a list of exhibits filed or furnished as part of this report on Form 10-Q/A.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.3	Amended and Restated Agreement of Limited Partnership of NexCore Group LP, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.1*	Limited Liability Company Agreement of Equity Participation LLC, dated March 11, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** +	XBRL Instance Document

101.SCH** +	XBRL Taxonomy Extension Schema Document

101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** +	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document

101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The XBRL information in Exhibit 101 is deemed to be “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.
+	Filed previously with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2013.

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 24, 2013

NexCore Healthcare Capital Corp

By:  /s/ Robert E. Lawless
Robert E. Lawless
Chief Financial Officer
(duly authorized officer and
principal financial officer)

30

EXHIBIT INDEX

The following is an index of the exhibits filed or furnished herewith as part of this report on Form 10-Q/A.

Exhibit No.	Description

10.1*	Limited Liability Company Agreement of Equity Participation LLC, dated March 11, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** +	XBRL Instance Document

101.SCH** +	XBRL Taxonomy Extension Schema Document

101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** +	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document

101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The XBRL information in Exhibit 101 is deemed to be “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.
+	Filed previously with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2013.