Form 10-K
period 2013-12-31
NEXCORE HEALTHCARE CAPITAL CORP
filed 2014-03-31
CIK 1233275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 per share par value*

*Deregistered pursuant to Form 15 filed on December 20, 2013 and January 2, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2013, the aggregate market value of the Common Stock of the registrant, all of which is voting, held by non-affiliates was $210,900 based on the closing sale price of $0.255 per share as reported on the OTC Bulletin Board on June 30, 2013. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.) As of March 11, 2014, 53,040,803 shares of the registrant’s Common Stock were outstanding.

NEXCORE HEALTHCARE CAPITAL CORP

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K, referred to as our Annual Report, that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and uncertainties that may be beyond our control, including without limitation those discussed in the “Risk Factors” section contained in Item 1A of this Annual Report.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The reader should also carefully review our financial statements and the notes thereto.

PART I.

ITEM 1. BUSINESS

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers. We and our principals have developed and acquired nearly 6.8 million square feet of commercial real estate and our principals have completed over $1.1 billion of healthcare related real estate transactions on behalf of our high net worth and institutional investors. As of December 31, 2013, we managed 37 healthcare facilities comprised of approximately 2.5million square feet.

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

Property Management

As of December 31, 2013, we managed 37 medical office buildings comprised of approximately 2.5 million square feet. These properties are located in 10 states and range in size from approximately 20,000 square feet to over 225,000 square feet. The following table details the total square feet for these managed medical office buildings in each state:

State	Total Square Feet
Arizona	297,396
California	667,070
Colorado	609,790
Idaho	67,140
Illinois	350,705
Maryland	145,759
Missouri	69,873
North Carolina	75,492
Ohio	164,309
Washington	60,797
2,508,331

We typically receive a market-based, monthly management fee of 4.0% for each building based on gross cash receipts from the rental activity. For the majority of our properties, we also receive asset management fees of up to $0.77 per square foot annually per building. We have management contracts with four institutional partners that have various termination provisions, ranging from month-to-month to five years. We negotiate market-based leasing commissions as part of our property management agreements, and typically receive up to 6% of the total expected base rent over the term of the lease. Lease terms for suites in our managed medical office buildings typically range from 5 to 10 years and have steady occupancy rates. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project. Tenant coordination fees are market based, and are typically up to $2.00 per square foot, and for smaller tenant projects, we typically charge up to 5% of the total cost of the tenant improvement. We typically recognize 50% of tenant coordination and consulting fees upon commencement of the project and the final 50% upon completion of the project.

Development Activity

The majority of our development, facilities consulting and construction management revenue is derived from construction projects we manage on behalf of independent third parties and our joint venture partners.

Currently, we are providing development and project management services on a medical office building comprised of approximately 35,000 square feet, in which we have an approximate 10% investment, which we refer to as Venture III. Construction commenced during the second quarter of 2013 and is expected to be completed during the first quarter of 2014. The budgeted cost of this project is approximately $13 million, of which approximately 76% had been incurred as of December 31, 2013. The project is currently on schedule and on budget.

During the fourth quarter of 2013, we broke ground on our first wholly-owned medical office building comprised of approximately 67,000 square feet. We expect his project to be completed during the third quarter of 2014. The budgeted cost of this project is approximately $17 million, of which approximately 18% had been incurred as of December 31, 2013. The project is currently on schedule and on budget.

Venture I Recapitalization

During December 2013, the majority of the entities owned by our joint venture, Joint Venture I, entered into new joint venture agreements to recapitalize the majority of the properties owned by Venture I with an institutional investor, referred to as Venture V, whereby properties owned by Venture I were transferred to Venture V. In addition, a remaining entity owned by Venture I entered into a sale agreement with the largest tenant of the underlying property. The sale of this property is not expected to close until mid-2014.The recapitalization and sale of the Venture I assets and the entering of Venture V resulted in aggregate net gains after consideration of earnings by non-controlling interests to us of approximately $10 million. Our net gains were calculated after consideration of distributions to the holders of interests in Venture I other than us including its lenders and institutional capital partner and a minority investment entity owned by our CEO and CIO, earnings by the holders of interests in NexCore Real Estate LLC other than us, and the profits interests held by Equity Participation LLC, which is owned by members of our management. In addition, such gain recognition was due in part to the prior earnings, losses and cash flow distributions since the inception of Venture I, as well as the structural terms of Venture V. See additional information on Venture I in Note 4 of the Consolidated Financial Statements.

Employees

As of February 28, 2014 we had 49 employees, 45 of whom are full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate History

We are a Delaware corporation. Our principal offices are located at 1621 18th Street, Suite 250, Denver, Colorado 80202, and our telephone number is (303) 244-0700. We are headquartered in Denver, Colorado and have regional offices in Vancouver, Washington, Bethesda, Maryland, Dallas, Texas and Chicago, Illinois.

We were originally organized in April 2003 as a Colorado corporation under the name Across America Real Estate Development Corp. to provide financing for built-to-suit real estate projects for certain retailers. Our name was changed to Across America Real Estate Corp. in July 2005, and then changed again to CapTerra Financial Group, Inc., referred to as CapTerra, in July 2008, at which time we began to act as a co-developer, principally as a financier, for built-to-suit real estate development projects for certain retailers. On September 29, 2010, we completed a business combination with NexCore Group LP by acquiring 90% of the partnership interests in NexCore Group LP. NexCore Group LP was originally created in 2004 to provide solutions to hospitals and healthcare systems through a national platform focused on strategic and operational consulting, development, acquisitions, financing, leasing, and asset and property management services within the healthcare real industry. In connection with the business combination, our former operations were discontinued and we continued NexCore Group LP’s existing business as a national leader in the field of healthcare advisory and project development and management. In April 2011, we changed our state of incorporation from Colorado to Delaware and changed our name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp, or NexCore Healthcare.

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries, referred to as the Reorganization. The first phase of the planned two-phase Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare. In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare. Our board of directors and management team is pleased to have completed this portion of the restructuring and believes it will continue to enhance the business opportunities for the Company going forward.

The second phase of the restructuring was expected to occur in late 2013 whereby each of our investors would exchange their shares of NexCore Healthcare common stock and their NexCore Real Estate Class B Units for newly-issued units of a new public holding company. In early 2013, the Company had filed a Form S-4 Registration Statement for the new parent company with the Securities and Exchange Commission (“SEC”) to facilitate this transaction, which if completed, would have resulted in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister the NexCore Healthcare common stock and to no longer file reports with the SEC. By doing so, we expect to be able to save significant costs and allow our management to spend more time focusing on our core business of developing, acquiring and managing healthcare real estate. On December 20, 2013, the Company filed its first Form 15 with the SEC to deregister its common stock under Section 12(g) of the Exchange Act, and on January 2, 2014 filed its second Form 15, which suspended the Company’s reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. Upon the filing of both Form 15s, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended, except for this Form 10-K for the fiscal year ended December 31, 2013. The Company was eligible to file Form 15 because its common stock is held of record by less than 300 persons.

Now that we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate. Our board of directors may consider completing the second phase of the restructuring at some later date.

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

The success of our business is dependent upon the decision making of our directors and executive officers, particularly Gregory C. Venn, and Peter K. Kloepfer who not only are executives of the Company but also are on our board of directors, referred to as our Board, and have a controlling interest in our Board through a voting trust, which was modified from a trust to a voting agreement during the year ended December 31, 2013. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of one or both of these individuals could have a material, adverse impact on our operations. We have not obtained key man life insurance on the lives of any of these individuals.

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

Risks Related to the Healthcare Industry

Healthcare reform legislation adopted in 2010 may affect our business in ways that are difficult to predict.

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

Continued pressure on state budgets puts pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could adversely affect the ability of our tenants to successfully operate their businesses.

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

Risks Related to our Common Stock

We have deregistered our common stock under the Securities Exchange Act of 1934, which could negatively affect the liquidity and trading prices of our common stock.

In early 2014, we have filed with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to voluntarily deregister our common stock and terminate our reporting obligations under the Exchange Act. The deregistration of our common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed. We are eligible to deregister under the Exchange Act because our common stock is held of record by fewer than 300 persons. Deregistering our common stock could negatively affect the liquidity, trading volume and trading prices of our common stock. Further, after this report, we are no longer required to file information with the SEC or provide certain information to our stockholders under the Exchange Act, including without limitation through the filing of Forms 10-K, 10-Q and 8-K, and many provisions of the Exchange Act will become inapplicable to us.

The market for our Common Stock is limited, which means that persons who purchase our Common Stock may not be able to resell their shares at or above the purchase price paid by them.

Our Common Stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited market for our Common Stock. We cannot assure you that an active market for our Common Stock will develop or be sustained in the future. If an active market for our Common Stock does not develop or is not sustained, the price may decline.

Shares subject to a voting agreement have the ability to significantly influence any matters to be decided by the stockholders.

As of December 31, 2013, shares subject to a voting agreement controlled by Messrs. Venn and Kloepfer maintained voting rights over 22,663,630 shares out of 53,040,803 shares issued and outstanding, or approximately a 42.7% interest. While this does not represent majority control, the number of shares subject to the voting agreement gives Messrs. Venn and Kloepfer the ability to significantly influence any matters to be decided by the stockholders. As a result, if Messrs. Venn and Kloepfer choose to vote, they would be able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including without limitation the election and removal of directors or any transaction that might cause a change in control, such as a merger or acquisition. It would be difficult for stockholders in favor of a matter which is opposed by Messrs. Venn and Kloepfer to obtain the number of votes necessary to overrule the vote of these shares. Further, the significant influence by Messrs. Venn and Kloepfer means that unaffiliated stockholders will have a limited ability to meaningfully influence corporate matters and the Company may take actions with which you may disagree or that you may feel are not in the Company’s best interests. This arrangement could particularly create a conflict of interest with respect to our operations if Messrs. Venn and Kloepfer were to vote these shares in their own best interests and not in the interests of all stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are currently located at 1621 18th Street, Suite 250, Denver, Colorado 80202. As of December 31, 2013 we leased office space in Denver, Colorado; Bethesda, Maryland, Dallas, Texas; Vancouver, Washington and Chicago, Illinois. We believe that these facilities are suitable for our current requirements and foreseeable contemplated operations.

During the fourth quarter of 2013, we broke ground on our first wholly-owned medical office building comprised of approximately 67,000 square feet in Idaho. We expect his project to be completed during the third quarter of 2014. The estimated cost of this project is approximately $15 million, of which approximately 18% had been incurred as of December 31, 2013.

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

On December 20, 2013, the we filed our first Form 15 with the SEC to deregister our Common Stock under Section 12(g) of the Exchange Act, and on January 2, 2014 filed our second Form 15, which suspended our reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. Upon the filing of both Form 15s, our obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended, except for this Form 10-K for the fiscal year ended December 31, 2013. We were eligible to file Form 15 because our Common Stock is held of record by less than 300 persons. Because we have deregistered, we cannot provide assurance that, even if our Common Stock continues to be listed or quoted on the OTC Bulletin Board or another market or system, the market for our Common Stock will be liquid.

The following table sets forth the high and low sales price per share of our Common Stock for the periods indicated in 2013 and 2012.

Quarter Ended in 2013:	High	Low
December 31	$0.30	$0.10
September 30	$0.50	$0.15
June 30	$0.33	$0.12
March 31	$0.69	$0.28

Quarter Ended in 2012:	High	Low
December 31	$0.60	$0.40
September 30	$0.45	$0.40
June 30	$0.69	$0.45
March 31	$0.68	$0.03

On March 11, 2014, the closing price of our Common Stock in the OTC Bulletin Board was $0.18 per share. As of March 11, 2014, 53,040,803 shares of our Common Stock were outstanding and the number of holders of record of our Common Stock at that date was 156. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

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

Dividends and Distributions Policy

We do not have a history of paying regular dividends on our Common Stock. We paid a special dividend of $0.10 per share of Common Stock on January 23, 2014 to stockholders of record on January 16, 2014. We paid a special distribution of $0.26 per unit on December 27, 2013 to holders of our Class B Units of record on December 20, 2013. We also paid a special dividend of $0.01 per share on February 18, 2013 to stockholders of record on February 4, 2013. The payment of dividends on our shares of Common Stock and distributions on our Class B Units is within the discretion of our board of directors. Payment of dividends and distributions in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant.

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

We have been recognized by Modern Healthcare as one of the top healthcare real estate developers. We and our principals have developed and acquired nearly 6.8 million square feet of commercial real estate and our principals have completed over $1.1 billion of healthcare related real estate transactions on behalf of our high net worth and institutional investors. As of December 31, 2013, we managed 37 healthcare facilities comprised of approximately 2.5 million square feet.

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

Development Activity

The majority of our development, facilities consulting and construction management revenue is derived from construction projects we manage on behalf of independent third parties and our joint venture partners.

Currently, we are providing development and project management services on a medical office building comprised of approximately 35,000 square feet, in which we have an approximate 10% investment, which we refer to as Venture III. Construction commenced during the second quarter of 2013 and is expected to be completed during the first quarter of 2014. The budgeted cost of this project is approximately $13 million, of which approximately 76% had been incurred as of December 31, 2013. The project is currently on schedule and on budget.

During the fourth quarter of 2013, we broke ground on our first wholly-owned medical office building comprised of approximately 67,000 square feet in Idaho. We expect his project to be completed during the third quarter of 2014. The budgeted cost of this project is approximately $17 million, of which approximately 18% had been incurred as of December 31, 2013. The project is currently on schedule and on budget.

Critical Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. We also have noncontrolling partnership interests in two unconsolidated joint ventures, which are accounted for under the equity method, and a portfolio of unconsolidated joint ventures which are accounted for under the cost method as well as investments in two small ventures which are also accounted under the cost method. All significant intercompany amounts have been eliminated.

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

Our financial instruments include accounts receivable, accounts payable and notes payable. The carrying values of accounts receivable and accounts payable as of December 31, 2013 and 2012 are considered to be representative of their fair value due to the short maturity of these instruments. The note payable consists of a series of construction draws and the carrying value is considered to approximate fair value as the current interest rate on this debt approximates the current interest rate available to the Company.

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

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate, Venture I, under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Consolidated Balance Sheets. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

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

We are invested in three joint ventures that we account for under the cost method. We are also invested in one unconsolidated limited partnership, Venture III, which we account for under the equity method as we have a 10% interest in the entity.

See additional information regarding our investments in unconsolidated affiliates in Note 4 to the Consolidated Financial Statements.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of December 31, 2013, we had one development project subject to the percentage-of-completion method, however no adjustment to recognized revenue was necessary. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

The dilutive effect of the outstanding stock awards for the year ended December 31, 2013 was 1,182,431. Stock awards to purchase 9,044 shares of our Common Stock were excluded from the calculation of diluted income per share for the year ended December 31, 2013 because their inclusion would have been anti-dilutive. The dilutive effect of the outstanding stock awards for the year ended December 31, 2012 was 2,487,952. Stock awards to purchase 1,129,979 shares of our Common Stock were excluded from the calculation of diluted income per share for the year ended December 31, 2012 because their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation such as profits interests to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “Selling, general and administrative” expense in our Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate. Profits interests are valued using a valuation model based on estimated future cash flows.

Comprehensive Income

We report comprehensive income in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive income” on our Consolidated Balance Sheets are related to unrealized gains and losses on interest rate swaps that are considered to be cash flow hedging derivatives.

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

Results of Operations

The Company provides comprehensive healthcare facility solutions to hospitals, healthcare systems and physician partners across the United States by providing a full spectrum of strategic and operational consulting, development, acquisition, financing, leasing and asset and property management services within the healthcare industry. As of December 31, 2013, we managed 37 healthcare facilities comprised of approximately 2.5 million square feet. As of December 31, 2012, we managed 24 healthcare facilities comprised of approximately 1.9 million square feet.

Summary of the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
REVENUE
Development, facilities consulting and construction management fees	$1,337,124	$5,552,354	$(4,215,230)	(75.9)%
Leasing commissions and tenant consulting fees	756,547	1,222,779	(466,232)	(38.1)%
Property and asset management fees	2,390,561	2,361,915	28,646	1.2%
Investor advisory and other fees	648,439	4,823,714	(4,175,275)	(86.6)%
Total revenue	5,132,671	13,960,762	(8,828,091)	(63.2)%

OPERATING EXPENSES
Direct costs of revenue	982,084	1,139,076	(156,992)	(13.8)%
Depreciation and amortization	168,967	169,182	(215)	(0.1)%
Selling, general and administrative	10,019,912	9,444,862	575,050	6.1%
Total operating expenses	11,170,963	10,753,120	417,843	3.9%
Income (loss) from operations	(6,038,292)	3,207,642	(9,245,934)	(288.2)%

OTHER INCOME
Equity in earnings of unconsolidated affiliates	34,182,101	665,765	33,516,336	5,034.26%
Distribution income	75,844	—	75,844	—%
Gain on sale of asset	500,000	—	500,000	—%
Interest income	2,822	1,469	1,353	92.1%
Total other income	34,760,767	667,234	34,093,533	5,109.68%
Income before income taxes	28,722,475	3,874,876	24,847,599)	641.25%
Income tax expense	(1,065,729)	(195,095)	(870,634)	(446.26)%
Consolidated net income	27,656,746	3,679,781	23,976,965	651.59%
Net income attributable to noncontrolling interests	(24,071,157)	(407,445)	(23,663,712)	(5,807.8)%
Net income attributable to common stockholders	$3,585,589	$3,272,336	$313,253	9.6%

Revenue

Development, facilities consulting and construction management fees for the year ended December 31, 2013 decreased by approximately 75.9% compared to the year ended December 31, 2012 primarily due to fewer and smaller projects under development and the timing of completion for projects. Our development revenue for the year ended December 31, 2013 included fees for two projects currently under development. Our development revenue for the year ended December 31, 2012 included fees for four projects under development, and included completion bonuses for two of these projects. During the fourth quarter of 2013, our development subsidiary broke ground on our first wholly-owned medical office building comprised of approximately 67,000 square feet, for which all our development fees are eliminated upon consolidation.

Leasing commissions and tenant consulting fees for the year ended December 31, 2013 decreased by approximately 38.1% compared to the year ended December 31, 2012 primarily due to fewer new leases entered into at managed properties and fewer leases entered into at properties under development due to the staggered nature of our development ground breaks. We negotiate market-based leasing commissions as part of our property management agreements, and typically receive up to 6% of the total expected base rent over the term of the lease. Lease terms for suites in our managed medical office buildings typically range from 5 to 10 years and have steady occupancy rates. We typically recognize 50% of contractual leasing commissions upon execution of the lease and 50% upon lease commencement. However, for commissions related to development projects, no such commissions are recognized until commencement of the development project. Tenant coordination fees are market based, and are typically up to $2.00 per square foot, and for smaller tenant projects, we typically charge up to 5% of the total cost of the tenant improvement. We typically recognize 50% of tenant coordination and consulting fees upon commencement of the project and the final 50% upon completion of the project.

Property and asset management fees include property management fees, asset management fees and maintenance revenue. Such fees increased by approximately 1.2% for the year ended December 31, 2013 primarily due to additional property management fees for a development project completed in late 2012, which we also manage, and the addition of 13 properties into our managed portfolio during the fourth quarter of 2013, offset in part by lower asset management fees realized in connection with the termination of a contract resulting from the recapitalization of one of our managed portfolios with another institutional capital partner. Average occupancy for our properties decreased slightly to 92.9% for the year ended December 31, 2013 from 93.3% for the year ended December 31, 2012. We typically receive a market-based, monthly management fee of 4.0% for each building based on gross cash receipts from the rental activity. For the majority of our properties, we also receive asset management fees of up to $0.77 per square foot annually per building. We have management contracts with four institutional partners that have various termination provisions, ranging from month-to-month to five years.

Investor advisory and other fees decreased by approximately 86.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a decrease in financing and acquisition activity on behalf of our institutional partners during the year ended December 31, 2013. During the year ended December 31, 2012, we received advisory fees for securing permanent financing to replace the construction debt on several development projects and for several additional assets under our management. Additionally, during the year ended December 31, 2012, we assisted our institutional partners in the acquisition and disposition of an assortment of medical office buildings across the country. During the year ended December 31, 2013, one such transaction was completed. We normally earn advisory fees upon the closing of such transactions and begin earning management fees on the applicable acquisition dates.

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

Direct costs of revenue decreased by approximately 13.8% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to lower internal costs, such as compensation expense, related to development activity. For the year ended December 31, 2013, internal costs related to development activity decreased 29.4% compared to the year ended December 31, 2012. Predevelopment costs for projects considered non-recoverable decreased 17.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Property management fees paid to third-party property managers remained relatively flat year over year.

Expenses related to depreciation and amortization remained approximately flat for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to an increase in assets that became fully depreciated since December 31, 2012, offset by additional depreciation related to newly acquired computer equipment.

Selling, general and administrative expenses increased by approximately 6.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to increased headcount and professional expenses related to the corporate restructuring offset in part by lower miscellaneous fees.

Other Income

Other income increased significantly primarily due to Venture I, an equity-based joint venture’s recapitalization of the majority of its properties during the year ended December 31, 2013. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled. Additionally, we sold an asset as part of the compensation earned from the acquisition of certain properties to an institutional capital partner for $500,000 of consideration in our cost-based joint venture, Venture IV.

Income tax expense

Income tax expense for the year ended December 31, 2013 related to fiscal 2013 earnings from Venture I that were not offset by our previous net operating losses due to federal and state limitations on such deductions.

Liquidity and Capital Resources

Cash and cash equivalents were $14,538,643 on December 31, 2013 compared to $7,504,549 on December 31, 2012. The increase in cash and cash equivalents is primarily related to cash received from distributions from our joint ventures, offset by cash used by operations during the year ended December 31, 2013 and additional investments in two new development joint ventures.

The recapitalization and sale of the majority of Venture I assets and the entering of Venture V resulted in aggregate net gains after consideration of earnings by non-controlling interests to us of $10 million. Our net gains were calculated after consideration of distributions to the holders of interests in Venture I other than us including its lenders and institutional capital partner and a minority investment entity owned by our CEO and CIO, earnings by the holders of interests in NexCore Real Estate LLC other than us, and the profits interests held by Equity Participation LLC, which is owned by members of our management. In addition, such gain recognition was due in part to the prior earnings, losses and cash flow distributions since the inception of Venture I, as well as the structural terms of Venture V. During the fourth quarter of 2013, a remaining entity owned by Venture I entered into a sale agreement with the largest tenant of the underlying property for approximately $17,000,000. The sale of this property is not expected to close until mid-2014.

Cash provided by operating activities was $356,846 and $5,749,655 for the years ended December 31, 2013 and 2012, respectively. Operating distributions from Venture I were $2,827,649 more for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to all assets held by Venture I being operation for the entire twelve months of 2013. Without operating distributions from our joint ventures, during the year ended December 31, 2013, we used $3,159,522 for operations compared to cash provided by operations of $5,060,936 during the year ended December 31, 2012, excluding joint venture operating distributions. This increase in cash used by operating activities for the year ended December 31, 2013 was primarily due to lower revenue and higher general and administrative expense.

Cash provided by investing activities for the year ended December 31, 2013 was $27,894,278 compared to cash used in investing activities of $162,429 during the year ended December 31, 2012. We received distributions from our Venture I considered return of capital of $33,557,017 during the year ended December 31, 2013 compared to $1,057,434 during the year ended December 31, 2012. Offsetting this was $2,108,446 more invested in new joint ventures and $2,435,125 more invested in capital projects during the year ended December 31, 2013 than during the year ended December 31, 2012.

During the year ended December 31, 2013, cash used in financing activities was $21,217,030 primarily because we paid a dividend of $498,958 to stockholders and paid cash distributions of $22,412,264 to our noncontrolling interests offset in part by the receipt of proceeds of $394,770 from the exercise of options to purchase shares of Common Stock and proceeds from a note related to a medical office building under construction. During the year ended December 31, 2012, we made a cash distribution to our noncontrolling interest of $13,118.

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

Subsequent to December 31, 2013, we paid a special dividend of $0.10 per share of Common Stock on January 23, 2014 to stockholders of record on January 16, 2014.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013. Specifically, the table includes our obligations under operating and lease agreements, and our notes payable.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease commitments	$1,932,148	$351,109	$868,968	$712,071	$—
Notes payable	1,299,422	—	—	1,299,422	—
Total	$3,231,570	$351,109	$868,968	$2,011,493	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements set forth on the “Index to Financial Statements” on Page 45 of this Form 10-K, which Consolidated Financial Statements are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 31, 2013:
Name	Age	Position Held
Gregory C. Venn	53	Chief Executive Officer and Director
Peter K. Kloepfer	55	Chief Investment Officer and Director
Robert D. Gross	49	Chief Operating Officer and Treasurer
Robert E. Lawless	47	Chief Financial Officer
Richard A. Bloom	46	Director
Brian L. Klemsz	54	Director
Loren E. Snyder	64	Director

Each director serving on the Board of Directors (the “Board”) will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Biographical Information

Gregory C. Venn has been our Chief Executive Officer and a director since September 29, 2010, when we completed a business combination with NexCore Group LP by acquiring 90% of the partnership interests in NexCore Group LP, (the “Acquisition”). Prior to the Acquisition, he served as Chief Executive Officer of NexCore Group LP from its inception in May 2004 until the Acquisition. He was Senior Vice President of The Neenan Company, a design, construction and development company, from August 1990 to May 2004. He has developed and/or managed projects ranging in size from 30,000 to 300,000 square feet and from $10 million to $100 million. His background includes architecture and planning, finance, real estate brokerage, business administration, and construction management. Mr. Venn holds a Bachelor of Environmental Design degree from the College of Architecture & Planning at the University of Colorado Boulder, and commenced MBA studies with a Real Estate Finance & Construction Management emphasis at the University of Denver.

Peter K. Kloepfer has served as our Chief Investment Officer since the Acquisition. Mr. Kloepfer served as Senior Managing Director of NexCore Group LP for six years prior to the Acquisition. Prior to that time, he was a founding partner of the law firm of Kloepfer and Gorrell from August 2003 to January 2005, where among other things he served as outside counsel to NexCore Group LP. Mr. Kloepfer received his Juris Doctorate from the University of Colorado and a Master of Law, specializing in taxation from the University of Denver. He has also served as a director of the Ecological Building Network, a non-profit organization since 1999.

Robert D. Gross has been our Chief Operating Officer and Treasurer since the Acquisition. Prior to the Acquisition, he served as the Chief Financial Officer of NexCore Group LP from its inception in May 2004 until the Acquisition. He served as Chief Financial Officer of The Neenan Company, a design, construction and development company, from August 2000 to May 2004. Mr. Gross earned a Bachelor of Science degree in Finance and Accounting from Minnesota State University and holds a Certified Public Accountant License and is a member of the American Institute of Certified Public Accountants, and the North Dakota Society of CPAs. Mr. Gross retired from his position with the Company effective January 3, 2014.

Robert E. Lawless has served as our Chief Financial Officer since August 2011. He previously served from August 2009 to August 2011 as Executive Vice President and Chief Financial Officer for HDG Mansur Capital Group, LLC, a fund management and development company managing over $2 billion of international real estate investments. From August 2005 to July 2009, he served as Chief Financial Officer and Treasurer for Specialty Financial Corp., Specialty Mortgage Corp., and Specialty Trust, Inc., which were affiliated entities that focused on real estate advisory services, development and mortgage lending within a private real estate investment trust, or REIT, and other organizational structures. During a portion of this period, Mr. Lawless also served as Managing Director and Chief Compliance Officer for Specialty Capital, LLC, a FINRA-registered broker-dealer focused on raising capital for affiliated entities. From June 1998 to August 2005, Mr. Lawless served various financial and operational roles for Trustreet Properties, Inc., a NYSE-traded REIT with approximately $2.5 billion of assets before leaving the company as Senior Vice President and Treasurer. Mr. Lawless earned Bachelor of Science degrees in Finance and Accounting from Sacred Heart University and St. Leo’s University and an MBA from Vanderbilt University. He is a Certified Public Accountant, Chartered Financial Analyst, and Certified Treasury Professional.

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

Brian L. Klemsz has served as a Director of the Company since December 31, 2010. Additionally, he has served as the Chief Investment Officer of BOCO Investments, LLC since 2007. Prior to that time, he served as President and Chief Investment Officer of GDBA Investments LLLP, or GDBA, for seven years. Mr. Klemsz currently serves as President, Treasurer and Director of WestMountain Distressed Debt, Inc., an entity focused on earning income from holding various forms of distressed debt, and WestMountain Alternative Energy, Inc., an entity focused on making early stage investments in alternative energy technologies, and Treasurer and Director for WestMountain Asset Management, Inc., a marketing and media consulting and asset management firm.

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
Snyder

We have reviewed the education, experience and other qualifications of each member currently serving on, and those nominated and elected to, our Audit Committee. After that review, we have determined that Brian L. Klemsz of our Audit Committee meets the Securities and Exchange Commission’s definition of an “audit committee financial expert”.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, or the Code, which applies to all of the Company’s Directors, officers and employees, including its executive officers. The Code is posted in the Company’s internal policies and procedures manual and is available upon request to stockholders.

Transactions with Management and Others

See “Item 11. Executive Compensation” for information concerning the creation of Equity Participation LLC and distributions made to certain officers and employees as members of Equity Participation LLC. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information concerning other transactions or agreements in which our directors and executive officers have a direct or indirect material interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s executive officers, directors and holders of more than 10% of our outstanding shares of Common Stock to file reports of ownership and reports of changes in ownership of Common Stock with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that during its most recent fiscal year ended December 31, 2013, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except per the chart that follows:

Reporting Person	Form	Due Date	Filed Date	Transaction Requiring Filing
Klemsz	4	April 1, 2013	April 3, 2013	Exercise of option to purchase common stock
	3	January 10, 2011	December 13, 2013	Appointed director
	4	January 3, 2011	December 13, 2013	Issuance of options to purchase common stock

Bloom	3	January 10, 2011	December 17, 2013	Appointed director
	4	January 3, 2011	December 17, 2013	Issuance of options to purchase common stock
	4	April 25, 2013	April 26, 2013	Exercise of option to purchase common stock

Snyder	4	January 3, 2011	December 16, 2013	Issuance of options to purchase common stock

Lawless	4	February 27, 2013	February 28, 2013	Exercise of option to purchase common stock

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2013 and 2012, of (i) our principal executive officer, (ii) our principal financial officer, and (iii) the two other most highly compensated executive officers, each of whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2013. The officers described in (i) — (iii) are collectively referred to as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended 12/31	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation(3)	Total
Gregory C. Venn(1)	2013	$425,000	$305,681	$78,604	$—	$1,995,315	$2,804,600
President and Chief	2012	425,227	475,000	53,333	—	—	953,560
Executive Officer

Peter K. Kloepfer(1)	2013	350,000	251,738	64,733	—	1,807,185	2,473,656
Chief Investment	2012	350,227	415,000	45,333	—	—	810,560
Officer

Robert D. Gross(1)	2013	225,000	134,859	34,678	—	952,050	1,346,587
Chief Operating	2012	225,159	250,000	26,667	—	—	501,826
Officer

Robert E. Lawless(2)	2013	250,000	121,406	64,733	—	125,960	562,099
Chief Financial	2012	250,030	150,000	16,000	2,529	—	418,559
Officer

(1)	Mr. Venn, Mr. Kloepfer and Mr. Gross are paid annual salaries of $425,000, $350,000 and $225,000 under unwritten employment arrangements. See “—Executive Compensation” for details regarding other eligible compensation. Mr. Gross retired from the Company effective January 3, 2014.
(2)	Mr. Lawless has served as our Chief Financial Officer from August 15, 2011. Under his employment agreement, he was granted an option to purchase up to 500,000 shares of Common Stock.
(3)	Distribution from Equity Participation LLC.

Employment Agreement

On August 15, 2011, we entered into an employment agreement (the “Employment Agreement”) with Robert E. Lawless. The Employment Agreement provides for Mr. Lawless to serve as our Chief Financial Officer for a two-year term, commencing August 15, 2011, unless his employment is earlier terminated as provided in the Employment Agreement. This Employment Agreement expired under the terms of the agreement and was not renewed.

The Employment Agreement provided for an annual salary of $250,000 and target bonus of up to 0.75 times his base salary, prorated for partial years. Mr. Lawless was granted an option to purchase up to 500,000 shares of Common Stock upon his first day of employment. The exercise price for the option was the fair market value of the Common Stock on the grant date. During January 2012, these options were cancelled and Mr. Lawless was granted an option to purchase up to 500,000 shares of Common Stock. One-third of the shares of Common Stock subject to the option vested on the first anniversary of his employment date and the remaining two-thirds was set to vest on each of the successive anniversaries of his employment date. However, on December 16, 2013, the vesting of the majority of all outstanding stock options, including Mr. Lawless’s options, was accelerated to vest immediately. During the fourth quarter of 2013, our board of directors decided to accelerate the vesting of the majority of the outstanding stock options so that employees could participate in future distributions and dividends.

Under the Employment Agreement, Mr. Lawless is subject to certain restrictive covenants, including a non-competition provision for up to one year that becomes applicable following certain terminations, and non-solicitation, non-interference and confidentiality provisions.

Consulting Agreement with Mr. Gross

Robert D. Gross has been our Chief Operating Officer and Treasurer since the Acquisition. Mr. Gross retired from his position with the Company effective January 3, 2014. Contemporaneously with his retirement, Mr. Gross entered into an unwritten consulting arrangement with the Company to provide various services. Mr. Gross will be paid a consulting fee of $8,000 per month from January 2014 through June 2014, which may be terminated at any time during the six-month period. Additionally, the Company will pay Mr. Gross’s health insurance premiums throughout 2014.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013, with respect to our named executive officers.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gregory C. Venn	-	-	-	-		160,894	$72,402	-	-
Peter K. Kloepfer	-	-	-	-		133,678	$60,155	-	-
Robert D. Gross	-	-	-	-		73,597	$33,119	-	-
Robert E. Lawless	-	-	-	-		86,250	$38,813	-	-
(1)	The market values of the shares of restricted stock, which includes an attached B Unit for each share of restricted stock, that have not vested are calculated by multiplying the number of shares shown in the table by the closing share price of NexCore Common Stock on December 31, 2013 and the estimated fair market value of the B Units on December 31, 2013, as determined by an internal valuation.

Executive Compensation

The Company’s board of directors (the “Board”) has adopted Incentive Compensation Guidelines (the “Plan”), which will be used for determining annual cash bonuses and long-term equity compensation for the Company’s senior management team. Participants in the Plan include the Company’s Chief Executive Officer, Chief Investment Officer, Chief Operating Officer and Chief Financial Officer.

The components of the Plan shall consist of five (5) elements:

1.	Base Salary

2.	Annual Base Bonuses

3.	Equity Grants

4.	Extraordinary Event Cash Bonuses

5.	Employment Agreements

On an annual basis, senior management may recommend to the Board increases in Base Salary based upon Participant and Company performance as well as market-based salaries for comparable positions. Material factors that determine such increases include general variables such as new development project starts and the Company’s performance based on Adjusted EBITDA and operating cash flow.

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

Any equity grants will be based upon fair market value on the date such grants are approved by the Board and shall vest one-third on the grant date and one-third over each of the following two years. The grants shall fully vest upon retirement, change of control and not-for-cause termination as defined in the specific equity award agreements. For purposes of calculating the number of equity grants, the value of the common shares shall be agreed upon the Company’s Chief Executive Officer, Chief Investment Officer, Chief Operating Officer and Chief Financial Officer and the Board and shall be adjusted for any stock splits.

In the event of extraordinary circumstances the Board may approve Annual Base Bonuses to senior management even if the target financial metrics are not achieved, but other performance measures are achieved which the Board determines justify the bonuses. In such event, Annual Base Bonuses will be more heavily weighted toward equity grants versus cash bonuses. Material factors that determined 2013 bonuses included the Companies financial performance, cash flow and recommendations from the Company’s Chief Executive Officer, Chief Investment Officer, Chief Operating Officer and Chief Financial Officer to our board.

A portion of the Base Target Multiplier will be earned by achieving certain annual financial goals established by the management team and approved annually by the Board such as increases in Adjusted EBITDA, net asset value and revenue. A portion of the Base Target Multiplier will be earned by achieving certain annual Company and Participant goals related to activities such as new product and business development, capital raising and restructuring, and other events and accomplishments that enhance the value of the Company. For the year ended December 31, 2013, goals for management compensation were based upon a pre-established budget as well as additional objectives including the number and timing of the commencement of development projects, the increase in net asset value for the Company and the production of new business opportunities for the current and future years.

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

For any future profit received by Equity Participation LLC from our consolidated development project, 40.0% of such profits interests is held by our Chief Executive Officer, 20.0% is held by our Chief Investment Officer and 5.0%, is held by our Chief Financial Officer. The remaining portion of any such future profits interests is owned by other employees of ours.

See additional information on the referenced ventures in Note 4 of the Consolidated Financial Statements.

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

Each non-employee director was also granted an option to purchase up to 225,000 shares of our Common Stock at an exercise price of $0.15 per share at the time they were initially elected to the Board, which was December 30, 2010. The shares subject to these options vest 33% on each of the first three anniversaries of the date of grant, and were fully vested as of December 31, 2013.

We will reimburse our directors for their reasonable out-of-pocket costs in connection with their Board service. Upon completion of our reincorporation into Delaware during 2011, we entered into indemnification agreements with each of our directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table of Beneficial Ownership

The following table sets forth, as of February 1, 2014, beneficial ownership information with respect to our Common Stock for (i) each director, (ii) each of our named executive officers, (iii) all of our executive officers and directors as a group, and (iv) each person we know to be the beneficial owner of 5% or more of our outstanding Common Stock. We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise listed, the address for each of the stockholders is c/o NexCore Healthcare Capital Corp, 1621 18th Street, Suite 250, Denver, Colorado, 80202.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Common Stock (1)
Directors and Executive Officers
Gregory C. Venn	22,666,630	(2)	42.7%
Peter K. Kloepfer	22,665,630	(3)	42.7%
Robert D. Gross	—	(4)	—%
Robert E. Lawless	—	(5)	—%
Brian L. Klemsz	2,392,625	(6)	4.5%
Richard A. Bloom	—	(7)	—%
Loren E. Snyder	10,000	(8)	0.0%
All directors and executive officers as a group (7 persons)	52,156,743	(9)	98.3%

Five Percent Stockholders
G. Brent Backman	12,065,102	(10)	22.7%
BOCO Investments, LLC 103 West Mountain Ave. Fort Collins, Colorado 80524	15,137,385	(11)	28.5%
GDBA Investments LLLP 1440 Blake Street, Suite 310 Denver, Colorado 80202	11,948,102	(10)	22.5%

(1)	As of February 1, 2014, 53,040,803 shares of Common Stock were outstanding. To compute the percentage of outstanding shares of Common Stock held by each person and unless otherwise noted, any share of Common Stock which such person has the right to acquire pursuant to the exercise of stock options exercisable vested or vesting within 60 days of February 1, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Messrs. Venn and Kloepfer have the right to vote 22,663,630 shares pursuant to the terms of a voting agreement. Messrs. Venn and Kloepfer disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Mr. Venn holds 5,542,020 of the shares subject to the voting agreement, which includes 174,675 and 133,333 shares of restricted stock granted during the years ended December 31, 2013 and 2012, respectively, and directly owns 3,000 shares of Common Stock.
(3)	Messrs. Venn and Kloepfer have the right to vote 22,663,630 shares pursuant to the terms of a voting agreement. Messrs. Venn and Kloepfer disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Mr. Kloepfer holds 4,742,392 of the shares subject to the voting agreement, which includes 143,850 and 113,333 shares of restricted stock granted during the years ended December 31, 2013 and 2012, respectively, and directly owns 2,000 shares of Common Stock.
(4)	Mr. Gross has a pecuniary interest in 2,981,464 shares, all of which are subject to the voting agreement, and includes 70,133 and 66,667 shares of restricted stock granted during the years ended December 31, 2013 and 2012, respectively.
37

(5)	Mr. Lawless has a pecuniary interest in 649,375 shares, all of which are subject to the voting agreement, and includes 109,375 and 40,000 shares of restricted stock granted during the years ended December 31, 2013 and 2012, respectively.
(6)	Includes 225,000 shares owned by Mr. Klemsz’ spouse and minor child, and 1,645,000 shares held by WestMountain Asset Management Inc., a company controlled by BOCO Investments, LLC, of which Mr. Klemsz serves as Treasurer and Director. Mr. Klemsz has a pecuniary interest in 225,000 shares, all of which are subject to the voting agreement.
(7)	Mr. Bloom has a pecuniary interest in 225,000 shares, all of which are subject to the voting agreement.
(8)	Mr. Snyder directly owns 10,000 shares and has a pecuniary interest in 589,794 shares, all of which are subject to the voting agreement.
(9)	Includes an aggregate of 52,156,743 shares of Common Stock. All vested options were exercised as of December 31, 2013. Also includes shares owned by BOCO Investments and GDBA Investments that are subject to the Shareholders’ Agreement.
(10)	Consists of 11,782,710 shares of Common Stock owned by GDBA Investments LLLP, which is controlled by Mr. Backman, who has voting and dispositive power of these shares, and 45,000 shares of Common Stock that are owned by Mr. Backman’s adult children. Mr. Backman disclaims beneficial ownership of the shares of Common Stock owned by his adult children. Also includes 72,000 shares of Common Stock underlying currently exercisable stock options, or which will become exercisable within 60 days after February 1, 2014.
(11)	The controlling member of BOCO Investments, LLC is the Pat Stryker Living Trust, dated October 14, 1976, as amended. The trustee of the Pat Stryker Living Trust is Pat Stryker, who has voting and dispositive power of these shares.

Equity Compensation Plan Information

The following table sets forth information regarding our Amended and Restated 2008 Equity Compensation Plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans (Excluding Securities reflected in Column (a)
Equity compensation plan approved by security stockholders	1,340,913	$0.67	1,117,588

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 29, 2010, we completed a business combination with NexCore Group LP by acquiring 90% of the partnership interests in NexCore Group LP, which we refer to as the Acquisition. NexCore Group LP was originally created in 2004 to provide solutions to hospitals and healthcare systems through a national platform focused on strategic and operational consulting, development, acquisitions, financing, leasing, and asset and property management services. In connection with the Acquisition, our former operations were discontinued and we continued NexCore Group LP’s existing business activities. In April 2011, we changed our state of incorporation from Colorado to Delaware and changed our name from CapTerra Financial Group, Inc. to NexCore Healthcare Capital Corp.

Except as set forth below, there were no transactions during 2013 or 2012, or any currently proposed transaction that, to our knowledge, any director, executive officer, nominee, future director, five percent stockholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest in which the amount involved exceeds $120,000. In addition, none of the foregoing persons have been indebted to us during such periods in an amount exceeding $120,000.

Revenue, Direct Costs of Revenue and Accounts Receivable

Our main sources of income are fees and commissions related to client consulting and advisory services, property development, management and leasing. Revenue, direct costs of revenue and receivables associated with transactions with properties where certain of our officers and directors have, or we have, an ownership interest in, or can influence decision-making on behalf of the property, are considered related-party transactions. The amounts and balances related to these transactions for the periods presented are as follows:

	For the Years Ended December 31,
Related party:	2013	2012
Revenue	$2,555,311	$11,000,706
Direct costs of revenue	523,955	511,692

Related party:	As of December 31, 2013	As of December 31, 2012
Accounts receivable	$615,962	$804,281

All of the disclosed revenue, costs and accounts receivable related to related-party transactions pertain to unconsolidated, managed properties in which we, or our senior executive officers, a director and an entity that employs one of our directors (the “Related Parties”), had or have invested along with third-party co-investors. From January 1, 2012 to December 17, 2012, and for the year ended December 31, 2011, seven of our 23 managed properties were 17.4% owned by an entity in which these Related Parties were invested as follows:

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

On December 17, 2012, the institutional capital partner owning 82.6% of these properties and the Related Parties sold their interests in these properties to another institutional capital partner. In this transaction, NexCore HealthCare Capital Corp invested 1.0% and the new institutional capital partner invested 99.0% in these seven properties.

Additionally, for the years ended December 31, 2013 and 2012, revenue, costs and accounts receivable from our unconsolidated joint venture, Venture I, were also disclosed as related party transactions. A consolidated subsidiary of ours invested approximately 15% in Venture I and 3% was invested by an entity owned by two of our executive officers for which they were invested as follows:

Gregory C. Venn	Chief Executive Officer	43.6%
Peter K. Kloepfer	Chief Investment Officer	56.4%

During the year ended December 31, 2013, the following distributions were made related to Venture I:

Gregory C. Venn	Chief Executive Officer	$463,049
Peter K. Kloepfer	Chief Investment Officer	598,991
Total		$1,062,040

An independent institutional capital partner invested approximately 85% in Venture I.

Consulting Agreement with Mr. Gross

Robert D. Gross has been our Chief Operating Officer and Treasurer since the Acquisition. Mr. Gross retired from his position with the Company effective January 3, 2014. Contemporaneously with his retirement, Mr. Gross entered into an unwritten consulting arrangement with the Company to provide various services. Mr. Gross will be paid a consulting fee of $8,000 per month from January 2014 through June 2014, which may be terminated at any time during the six-month period. Additionally, the Company will pay Mr. Gross’s health insurance premiums throughout 2014.

BOCO Investments, LLC

BOCO, a private investment company, provided financing to our predecessor company, CapTerra, and continued to provide various financial services to us up until July 29, 2012. NexCore Group LP had a revolving line of credit with BOCO which matured on July 29, 2012 and was not renewed. There were no borrowings under this line of credit. The line of credit in the amount of up to $2,000,000 had an annual interest rate of 8% and was secured by substantially all of our assets.

Equity Participation LLC

See “Item 11. Executive Compensation” for information concerning the creation of Equity Participation LLC and distributions made during the year ended December 31, 2013.

NexCore Partners Inc.

As of December 31, 2013 and 2012, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of December 31, 2013, we owned 90% of the consolidated entity, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively, as detailed below:

Gregory C. Venn	Chief Executive Officer	42.0%
Peter K. Kloepfer	Chief Investment Officer	38.0%
Robert D. Gross	Chief Operating Officer	20.0%

During the year ended December 31, 2013, distributions of $1,560,740 were made to NexCore Partners Inc.

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

WestMountain Asset Management

NexCore Group LP, our consolidated subsidiary, has a contract with WestMountain Asset Management, Inc. (“WMAM”), a marketing and media consulting and asset management firm, under which WMAM provides marketing consulting services to us for approximately $6,000 per month. Mr. Brian Klemsz, one of our Directors, serves as Treasurer and Director for WMAM. During the years ended December 31, 2013 and 2012, we incurred expenses with WMAM of $72,000 and $73,500, respectively. As of December 31, 2013 and 2012, no amounts were due to WMAM.

Director Independence

Our Board has determined that Messrs. Bloom, Klemsz and Snyder are independent. In making this determination, our Board applied the independence standards of The Nasdaq Stock Market.

Voting Agreement

The Company, and certain former partners of NexCore Group LP, owning shares of Common Stock subject to the voting agreement have each executed a voting agreement, which replaced the voting trust agreement effective September 29, 2010. The shares subject to voting agreement have certain trading and voting restrictions, as described further in Note 9 to the Consolidated Financial Statements. As of February 28, 2014, the voting agreement held in the aggregate approximately 43% of the outstanding shares of our Common Stock.

Shareholders' Agreement

The Common Stock owned by BOCO Investments, LLC (“BOCO”), GDBA Investments LLLP (“GDBA”) and the shares subject to the voting agreement are subject to a Shareholders’ Agreement. Under the Shareholders’ Agreement, Messrs. Venn and Kloepfer have the right to nominate three persons to our board of directors, and GDBA and BOCO together have the right to nominate one person to our board of directors. The directors nominated by Messrs. Venn and Kloepfer are referred to as the NexCore Directors and the director nominated by GDBA and BOCO is referred to as the GDBA/BOCO Director. The GDBA/BOCO Director and Messrs. Venn and Kloepfer, in turn, have the right to mutually designate one individual to be nominated for election to the Board (the “Mutual Director”). The NexCore Directors are Messrs. Venn, Kloepfer and Snyder, the GDBA/BOCO Director is Mr. Klemsz and the Mutual Director is Mr. Bloom.

The Board may, in its discretion, increase the size of the Board; provided however, that Messrs. Venn and Kloepfer will, subject to the terms of the Stockholders’ Agreement, have the right to designate a majority of the individuals to be nominated for election to the Board and there shall always be one GDBA/BOCO Director. The rights and obligations of BOCO shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which BOCO no longer owns Common Stock (the “BOCO Termination Date”). Following the BOCO Termination Date, the rights and obligations of BOCO under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and Messrs. Venn and Kloepfer. The rights and obligations of GDBA shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which GDBA no longer owns Common Stock (the “GDBA Termination Date”). Following the GDBA Termination Date, the rights and obligations of GDBA under the agreement shall cease but the agreement shall remain in effect as between the Company, BOCO and Messrs. Venn and Kloepfer. The rights and obligations of Messrs. Venn and Kloepfer shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which Messrs. Venn, Kloepfer and Gross cease to be affiliates of the Company (the “NexCore Termination Date”). Following the NexCore Termination Date, the rights and obligations of Messrs. Venn and Kloepfer under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and BOCO. The rights and obligations of the Company under the agreement shall terminate on the later of the BOCO Termination Date, the GDBA Termination Date, or the NexCore Termination Date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered by our independent auditor, EKS&H LLLP, Certified Public Accountants, for each of the last two fiscal years:

	For the Years Ended December 31,
Category of Fee:	2013	2012
Audit Fees(1)	$100,000	$95,000
Audit-Related Fees(2)	24,345	4,652
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$124,345	$99,952

(1) Audit fees consist of the audit of the Company’s 2013 and 2012 annual financial statements included in the Company’s annual report and review of the Company’s quarterly financial statements during 2013 and 2012 included in the Company’s quarterly reports.

(2) Audit-Related Fees consist of accounting consultations and consent procedures on the Form S-4 filing which was subsequently withdrawn on December 3, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

1.	Financial Statements.

The list of the Consolidated Financial Statements set forth on the Index to Financial Statements on Page 45 of this Form 10-K is incorporated into this item by reference.

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

NexCore Healthcare Capital Corp
Dated: March 31, 2014	By:	/s/ Gregory C. Venn
Gregory C. Venn
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2014	By:	/s/ Robert E. Lawless
Robert E. Lawless
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	By:	/s/ Gregory C. Venn
Gregory C. Venn
Director

Dated: March 31, 2014	By:	/s/ Peter K. Kloepfer
Peter K. Kloepfer
Director

Dated: March 31, 2014	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director

Dated: March 31, 2014	By:	/s/ Richard A. Bloom
Richard A. Bloom
Director

Dated: March 31, 2014	By:	/s/ Loren E. Snyder
Loren E. Snyder
Director

44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
NexCore Healthcare Capital Corp
Denver, Colorado

We have audited the accompanying consolidated balance sheets of NexCore Healthcare Capital Corp and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCore Healthcare Capital Corp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                               /s/ EKS&H LLLP

March 31, 2014

Denver, Colorado

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$14,538,643	$7,504,549
Accounts receivable	1,825,552	1,303,393
Prepaid expenses and deposits	59,693	147,166
Pre-development costs	708,719	78,988
Investments in unconsolidated affiliates	5,745,165	4,215,938
Property and equipment, net of accumulated depreciation of $756,446 and $592,508, respectively	443,338	471,556
Property under development	2,349,939	—
Total assets	$25,671,049	$13,721,590

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$1,730,553	$160,327
Accrued liabilities	3,534,806	560,045
Deferred rent and other liabilities	354,409	389,021
Notes payable	1,299,422	—
Total liabilities	6,919,190	1,109,393

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; Authorized - 200,000,000 shares at each period end, respectively; Issued and outstanding - 53,040,803 and 49,895,841 as of December 31, 2013 and 2012, respectively	53,041	49,896
Additional paid-in capital	11,529,532	11,335,262
Accumulated other comprehensive income (loss)	126,452	(571,313)
Retained earnings	4,343,267	757,678
Total stockholders’ equity	16,052,292	11,571,523
Noncontrolling interests	2,699,567	1,040,674
Total equity	18,751,859	12,612,197
Total liabilities and equity	$25,671,049	$13,721,590

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
REVENUE
Development, facilities consulting and construction management fees	$1,337,124	$5,552,354
Leasing commissions and tenant consulting fees	756,547	1,222,779
Property and asset management fees	2,390,561	2,361,915
Investor advisory and other fees	648,439	4,823,714
Total revenue	5,132,671	13,960,762

OPERATING EXPENSES
Direct costs of revenue	982,084	1,139,076
Depreciation and amortization	168,967	169,182
Selling, general and administrative	10,019,912	9,444,862
Total operating expenses	11,170,963	10,753,120
Income (loss) from operations	(6,038,292)	3,207,642

OTHER INCOME
Equity in earnings of unconsolidated affiliates	34,182,101	665,765
Distribution income	75,844	—
Gain on sale of asset	500,000	—
Interest income	2,822	1,469
Income before income taxes	28,722,475	3,874,876
Income tax expense	(1,065,729)	(195,095)
Consolidated net income	27,656,746	3,679,781
Net income attributable to noncontrolling interests	(24,071,157)	(407,445)
Net income attributable to common stockholders	$3,585,589	$3,272,336

EARNINGS PER COMMON SHARE
Basic income per common share	$0.07	$0.07
Diluted income per common share	$0.07	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	50,993,806	49,470,267
Diluted	52,176,237	51,958,219

Dividends declared per common share	$0.01	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2013	2012
Consolidated net income	$27,656,746	$3,679,781
Other comprehensive income:
Unrealized income (loss) on cash flow hedging derivative of unconsolidated affiliate	697,765	(571,313)
Comprehensive income	28,354,511	3,108,468
Comprehensive income attributable to noncontrolling interests	(24,147,213)	(350,314)
Comprehensive income attributable to common stockholders	$4,207,298	$2,758,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional Paid-in	Earnings (Accumulated	Other Comprehensive	Noncon-trolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2011	49,455,841	$49,456	$11,136,895	$(2,514,658)	$—	$407,587	$9,079,280

Net income	—	—	—	3,272,336	—	407,445	3,679,781

Unrealized loss on cash flow hedging derivative of unconsolidated affiliate	—	—	—	—	(571,313)	—	(571,313)

Issuance of common stock under compensation plan	440,000	440	(440)	—	—	—	—

Equity-based compensation	—	—	198,807	—	—	—	198,807

Contributions from noncontrolling interests	—	—	—	—	—	238,760	238,760

Distributions to noncontrolling interests	—	—	—	—	—	(13,118)	(13,118)
Balance as of December 31, 2012	49,895,841	49,896	11,335,262	757,678	(571,313)	1,040,674	12,612,197

Net income	—	—	—	3,585,589	—	24,071,157	27,656,746

Unrealized gain on cash flow hedging derivative of unconsolidated affiliate	—	—	—	—	697,765	—	697,765

Issuance of common stock for exercise of stock options	2,491,499	2,492	392,278	—	—	—	394,770

Issuance of common stock under compensation plan	653,463	653	(653)	—	—	—	—

Equity-based compensation	—	—	301,603	—	—	—	301,603

Dividends paid to common stockholders	—	—	(498,958)	—	—	—	(498,958)

Contributions from noncontrolling interests	—	—	—	—	—	—	—

Distributions to noncontrolling interests	—	—	—	—	—	(22,412,264)	(22,412,264)

Balance as of December 31, 2013	53,040,803	$53,041	$11,529,532	$4,343,267	$126,452	$2,699,567	$18,751,859

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXCORE HEALTHCARE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$27,656,746	$3,679,781
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	168,967	169,182
Gain on sale of asset	(500,000)	—
Equity in earnings of unconsolidated affiliates	(34,182,101)	(665,765)
Equity-based compensation expense	301,603	198,807
Operating distributions from unconsolidated affiliate	3,516,368	688,719
Changes in operating assets and liabilities:
Accounts receivable	(522,159)	2,257,564
Revenue in excess of billings	—	248,874
Prepaid expenses and deposits	36,778	(34,601)
Pre-development costs	(629,731)	(7,291)
Accounts payable and accrued liabilities	4,544,987	(833,028)
Deferred rent and other liabilities	(34,612)	47,413
Net cash provided by operating activities	356,846	5,749,655

INVESTING ACTIVITIES:
Capital expenditures	(2,490,688)	(55,563)
Investment in unconsolidated joint ventures	(3,222,746)	(1,114,300)
Distributions from unconsolidated joint venture	33,557,017	1,057,434
Change in deposits	50,695	(50,000)
Net cash provided by (used in) investing activities	27,894,278	(162,429)

FINANCING ACTIVITIES:
Proceeds from notes payable	1,299,422	—
Distributions to noncontrolling interests	(22,412,264)	(13,118)
Proceeds received from exercise of options	394,770	—
Dividends paid to common stockholders	(498,958)	—
Net cash used in financing activities	(21,217,030)	(13,118)
Net change in cash and cash equivalents	7,034,094	5,574,108
Cash and cash equivalents, beginning of period	7,504,549	1,930,441
Cash and cash equivalents, end of period	$14,538,643	$7,504,549
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$272,095	$—
Cash paid for interest	$—	$—
Supplemental disclosure of noncash activity:
Capital contribution from noncontrolling interests	$—	$238,760

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

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries, referred to as the Reorganization. The first phase of the planned two-phase Reorganization was completed in December 2012 when we formed NexCore Real Estate LLC, a Delaware limited liability company (“NexCore Real Estate”), as a 90% owned subsidiary of NexCore Healthcare. In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare. Our board of directors and management team is pleased to have completed this portion of the restructuring and believes it will continue to enhance the business opportunities for the Company going forward.

The second phase of the restructuring was expected to occur in late 2013 whereby each of our investors would exchange their shares of NexCore Healthcare common stock (our “Common Stock”) and their NexCore Real Estate Class B Units for newly-issued units of a new public holding company. In early 2013, the Company had filed a Form S-4 Registration Statement for the new parent company with the Securities and Exchange Commission (“SEC”) to facilitate this transaction, which if completed, would have resulted in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister our Common Stock and to no longer file reports with the SEC. By doing so, we expect to be able to save significant costs and allow our management to spend more time focusing on our core business of developing, acquiring and managing healthcare real estate. On December 20, 2013, the Company filed its first Form 15 with the SEC to deregister our Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and on January 2, 2014 filed its second Form 15, which suspended the Company’s reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. Upon the filing of both Form 15s, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended, except for this Form 10-K for the fiscal year ended December 31, 2013. The Company was eligible to file Form 15 because its common stock is held of record by less than 300 persons.

Now that we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate. Our board of directors may consider completing the second phase of the restructuring at some later date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. We also have noncontrolling partnership interests in two unconsolidated joint ventures, which are accounted for under the equity method, and a portfolio of unconsolidated joint ventures which are accounted for under the cost method as well as investments in two small ventures which are also accounted under the cost method. All significant intercompany amounts have been eliminated.

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

Our financial instruments include accounts receivable, accounts payable and notes payable. The carrying values of accounts receivable and accounts payable as of December 31, 2013 and 2012 are considered to be representative of their fair value due to the short maturity of these instruments. The note payable consists of a series of construction draws and the carrying value is considered to approximate fair value as the current interest rate on this debt approximates the current interest rate available to the Company.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We consider accounts more than one month old to be past due. We estimate our allowance for doubtful accounts based on specific customer balance collection issues identified. No bad debt expense was recorded for the years ended December 31, 2013 or 2012. There was no allowance for doubtful accounts as of December 31, 2013 or 2012.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the expected life or term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statement of Operations. We capitalize costs directly related to the development of our wholly-owned medical office building, and have recorded these costs in “Property under development” on our Consolidated Financial Statements. Costs associated with our capital project are capitalized as incurred. Interest incurred under the Company’s debt obligations, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development.

Investment in Unconsolidated Affiliates

We account for our investment in one unconsolidated affiliate, Venture I, under the equity method because we exercise significant influence over, but do not control, this entity. Under the equity method, this investment was initially recorded at cost and is subsequently adjusted to reflect our proportionate share of net earnings or losses of the unconsolidated affiliate, distributions received, contributions made and certain other adjustments, as appropriate. Such investment is included in “Investment in unconsolidated affiliates” in our Consolidated Balance Sheets. Distributions from this investment that are related to earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our Consolidated Statements of Cash Flows.

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

We are invested in three joint ventures that we account for under the cost method. We are also invested in one unconsolidated limited partnership, Venture III, which we account for under the equity method as we have a 10% interest in the entity.

See additional information regarding our investments in unconsolidated affiliates in Note 4.

Revenue Recognition

Certain revenue arrangements require management judgments and estimates. Development fees are recognized over the life of a development project on the percentage-of-completion method where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The percentage-of-completion method uses actual hours spent internally on the project compared to the total forecasted internal hours to be spent on the project as the best measure of progress. If estimates of total hours require adjustment, the impact on revenue is recognized prospectively in the period of adjustment. As of December 31, 2013, we had one development project subject to the percentage-of-completion method, however no adjustment to recognized revenue was necessary. As of December 31, 2012, we recorded no such adjustment as our development projects subject to the percentage-of completion method were considered substantially complete.

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

The dilutive effect of the outstanding stock awards for the year ended December 31, 2013 was 1,182,431. Stock awards to purchase 9,044 shares of our Common Stock were excluded from the calculation of diluted income per share for the year ended December 31, 2013 because their inclusion would have been anti-dilutive. The dilutive effect of the outstanding stock awards for the year ended December 31, 2012 was 2,487,952. Stock awards to purchase 1,129,979 shares of our Common Stock were excluded from the calculation of diluted income per share for the year ended December 31, 2012 because their inclusion would have been anti-dilutive.

Noncontrolling Interests

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements. See Note 10 for additional information.

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

Stock-Based Compensation

We may grant stock options, restricted stock and other forms of equity compensation such as profits interests to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. Awards granted under this plan are measured at fair value on the grant date and amortized to compensation expense on a straight-line basis over the service period during which the awards fully vest. Such expense is included in “Selling, general and administrative” expense in our Consolidated Statements of Operations. Options to purchase common stock issued under this plan are valued using the Black-Scholes option pricing model, which relies on assumptions we make related to the expected term of the options, volatility, dividend yield and risk free interest rate. Profits interests are valued using a valuation model based on estimated future cash flows.

Comprehensive Income

We report comprehensive income in our Consolidated Statements of Comprehensive Income. Amounts reported in “Accumulated other comprehensive income” on our Consolidated Balance Sheets are related to unrealized gains and losses on interest rate swaps that are considered to be cash flow hedging derivatives.

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

NOTE 3. REORGANIZATION

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with greater tax efficiency and to allow a more focused approach to managing our operations through two primary operating subsidiaries, referred to as the Reorganization. The first phase of the planned two-phase Reorganization was completed in December 2012 when we formed NexCore Real Estate as a 90% owned subsidiary of NexCore Healthcare. In forming NexCore Real Estate, the real estate interests held by NexCore Healthcare were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate that had been issued to NexCore Healthcare were distributed pro rata to all of the then existing stockholders of NexCore Healthcare. Our board of directors and management team is pleased to have completed this portion of the restructuring and believes it will continue to enhance the business opportunities for the Company going forward.

The second phase of the restructuring was expected to occur in late 2013 whereby each of our investors would exchange their shares of NexCore Healthcare common stock and their NexCore Real Estate Class B Units for newly-issued units of a new public holding company. In early 2013, the Company had filed a Form S-4 Registration Statement for the new parent company with the SEC to facilitate this transaction, which if completed, would have resulted in investors owning securities in one public company. However, after carefully reviewing the advantages and disadvantages associated with remaining a public company that files reports with the SEC, our board of directors has unanimously agreed that it is in the best interest of the Company and its stockholders to voluntarily deregister the NexCore Healthcare common stock and to no longer file reports with the SEC. By doing so, we expect to be able to save significant costs and allow our management to spend more time focusing on our core business of developing, acquiring and managing healthcare real estate. On December 20, 2013, the Company filed its first Form 15 with the SEC to deregister its common stock under Section 12(g) of the Exchange Act, and on January 2, 2014 filed its second Form 15, which suspended the Company’s reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. Upon the filing of both Form 15s, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended, except for this Form 10-K for the fiscal year ended December 31, 2013. The Company was eligible to file Form 15 because its common stock is held of record by less than 300 persons.

Now that we are no longer a reporting company, investors will continue to own shares of NexCore Healthcare common stock and B Units of NexCore Real Estate. Our board of directors may consider completing the second phase of the restructuring at some later date.

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

During December 2013, the majority of the entities owned by our largest joint venture, Joint Venture I, entered into new joint venture agreements to recapitalize the majority of the properties owned by Venture I with an institutional investor, referred to as Venture V, whereby the majority of properties owned by Venture I were transferred to Venture V. During the fourth quarter of 2013, a remaining entity owned by Venture I entered into a sale agreement with the largest tenant of the underlying property for approximately $17,000,000. The sale of this property is not expected to close until mid-2014.

Our investment balance in Venture I of $668,598 and $2,862,878 as of December 31, 2013 and December 31, 2013, respectively, represents cash we contributed to Venture I to fund our portion of these development entities, adjusted by our share of results of operations and cash distributions. Our portion of the earnings and losses from Venture I are reflected in “Equity in earnings of unconsolidated affiliates” in our Consolidated Statements of Operations. Additionally, the subsidiaries of Venture I refinanced their construction loans with longer-term debt and contemporaneously entered into interest rate swaps that qualified for hedge accounting as cash flow hedges during 2012. Our portion of earnings or losses and comprehensive income or loss recognized represents our share of operating returns after preferred return requirements are fulfilled.

Venture I Selected Financial Information

The following table provides unaudited selected financial information for Venture I as of December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013 and 2012, respectively.

Balance Sheets	As of December 31, 2013	As of December 31, 2012
Real estate, net of accumulated depreciation	$11,135,386	$64,110,432
Construction in progress	—	193,914
Total assets	13,600,827	69,248,426
Debt	9,520,000	54,832,478
Total liabilities	10,490,216	58,073,332
Partners’ capital (deficit)	(40,330,068)	9,962,251
Accumulated other comprehensive income (loss)	126,452	(571,313)
Retained earnings	43,314,227	1,784,156

	For the Years Ended December 31,
Statements of Operations and Comprehensive Income	2013	2012
Rental revenue	$8,088,531	$6,076,912
Operating expenses	3,105,844	1,624,755
Depreciation expense	2,883,807	1,722,171
Gain on sale of assets	41,314,435	—
Interest expense	1,883,244	1,098,855
Net income	41,530,071	1,631,131
Fair value adjustment of cash flow hedge	527,630	(571,313)
Comprehensive income	42,057,701	1,059,818

Venture II

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to a portfolio of medical office properties. Pursuant to these venture agreements, we contributed $1,114,300 for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest. During the year ended December 31, 2013, we contributed an additional $760 to this joint venture.

Venture III

During the second quarter of 2013, a consolidated affiliate of ours entered into a joint venture agreement with an institutional equity partner related to the development of a medical office building. Pursuant to this venture agreement, we contributed $1,093,861 for a 10% equity interest in this limited partnership. We apply the equity-method of accounting to this investment. Additionally, we entered into a completion guaranty with the institutional equity partner guaranteeing the completion of the project at or under budget. See additional information in Note 8.

Venture IV

During the third quarter of 2013, we entered into a joint venture agreement with an institutional equity partner related to the pending acquisition of a portfolio of medical office properties, which was completed during the fourth quarter of 2013. Pursuant to this venture agreement, we contributed $1,674,199 for a 2.83% equity interest in this venture which is accounted for on a cost basis. During the year ended December 31, 2013, we received operations distributions from this entity of $75,844 which is recorded as “Distribution Income” on the Consolidated Statement of Operations.

Venture V

During the fourth quarter of 2013, we entered into a joint venture agreement with an institutional equity partner related to the acquisition of the majority of assets of Venture I, as discussed above. Pursuant to this venture agreement, we contributed $954,686 for a 2.0% equity interest in this venture which is accounted for on a cost basis.

NOTE 5.  PROPERTY AND EQUIPMENT

Our property and equipment consists mainly of computer equipment, leasehold improvements and office equipment. Property and equipment is depreciated on a straight-line basis based on the useful life of the asset. Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $168,967 and $169,182, respectively.

	As of December 31,
	2013	2012
Computer equipment and software	$457,900	$322,428
Leasehold improvements	433,497	433,497
Medical office equipment	29,186	29,186
Vehicles	23,342	23,342
Office furniture and equipment	255,859	255,611
Total property and equipment	1,199,784	1,064,064
Accumulated depreciation and amortization	(756,446)	(592,508)
Total property and equipment, net	$443,338	$471,556

Property under development	$2,349,939	$—

Property under development

During the fourth quarter of 2013, we broke ground on a wholly-owned medical office building comprised of approximately 67,000 square feet. We expect his project to be completed during the third quarter of 2014. The budgeted cost of this project is approximately $17,000,000, of which approximately 18% had been incurred as of December 31, 2013.

NOTE 6. OTHER LIABILITIES

ACCRUED LIABILITIES	As of December 31, 2013	As of December 31, 2012
Accrued vacation	$59,497	$42,177
Accrued sick time	80,615	76,900
Accrued bonus and related payroll taxes	1,655,448	—
Accrued other	324,164	245,873
Accrued taxes payable	1,415,082	195,095
Accrued liabilities	$3,534,806	$560,045

Compensated employee absences are recorded in accordance with ASC Topic 710. Per our employment policy, unused and vested vacation hours are paid out to employees upon termination, either voluntary or involuntary. Unused and vested sick hours are carried over to subsequent years, however are not paid out upon termination.

	As of December 31, 2013	As of December 31, 2012
DEFERRED RENT AND OTHER LIABILITIES
Deferred rent	$326,419	$371,156
Other	27,990	17,865
Deferred rent and other liabilities	$354,409	$389,021

NOTE 7. DEBT

BOCO Line of Credit

NexCore Group LP, our consolidated subsidiary, had a revolving line of credit with BOCO which matured in July 2012, and was not renewed. There were no borrowings under this line of credit while it was in place.

Note Payable and Construction Loan

During the fourth quarter of 2013, a wholly-owned consolidated subsidiary commenced a development project to construct a medical office building (“2014 MOB”). To partially fund this project, we entered into a mezzanine loan agreement with one of our capital partners to borrow up to $5,284,558, funded through a series of draws as construction expenses are incurred. Upon commencement of operations of the building, the loan requires the payment of up to 8.0% in monthly interest and any remaining accrued interest will be due on the note maturity date in October 2018. As of December 31, 2013, $1,299,422 was outstanding under this loan agreement.

Contemporaneously with this transaction, we entered into a construction loan agreement with a commercial bank, to partially fund the estimated cost of 2014 MOB. This agreement allows us to borrow up to $8,950,000, funded through a series of draws as construction expenses are incurred. This loan matures in November 2016, when any outstanding principle will then be due. As of December 31, 2013, there was no outstanding balance under this loan agreement.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

We lease our primary office space and also lease additional office space in two locations. Our primary office space lease started January 1, 2011 and was extended during December 2013 for two years, now expiring on December 31, 2019, instead of December 31, 2017. We have two additional office space leases have terms of six months or less. In addition, we pay certain facility operating costs as a portion of rent expense. During the first quarter of 2011, we commenced improvements to the Denver office and completed these improvements during the second quarter of 2011. The landlord provided a $245,000 allowance for tenant improvements and a rent abatement that is recognized on a straight-line basis over the life of the lease.

For the years ended December 31, 2013 and 2012, the amount recorded as rent expense in “Selling, general and administrative” on the Consolidated Statements of Operations was $254,892 and $242,475, respectively. The difference between the amount paid and the amount expensed is recorded as a deferred amount in “Deferred rent and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2013 and 2012, those amounts were $326,419 and $371,156, respectively.

Additionally, we entered into leases for medical office space at one of our managed properties that we sublease out to medical professionals who need temporary office space. These leases and subleases have terms of one year or less. For the years ended December 31, 2013, rent expense associated with these leases recorded in “Direct costs of revenue” on the Consolidated Statements of Operations was $75,894 and $131,436, respectively.

Future minimum lease payments under these operating leases are as follows:

Year:	Amount
2014	$351,109
2015	277,587
2016	289,656
2017	301,725
2018	350,001
Remaining	362,070
Total minimum lease payments	$1,932,148

Contingent Consideration

Pursuant to the terms of a reverse merger with our predecessor, CapTerra Financial Group, Inc., completed in September 2010 (the “Acquisition”), we are required to have a specified amount of net operating loss carryforwards (“NOLs”) that are not subject to limitation or restriction under Section 382(a) of the Internal Revenue Code for state and Federal income tax purposes which will be available for use through January 1, 2014. If the NOLs become subject to limitation under Section 382(a), we will be required to issue up to an additional 8,000,000 shares of Common Stock (the “NOL Shares”) to the seller. If required, the NOL Shares will be issued to each former NexCore Group LP partner in proportion to the amount of shares such partner received pursuant to the reverse merger. The determination of our NOLs will be based on our Federal income tax return for the year ended December 31, 2013. As of December 31, 2013, we did not consider the issuance of the NOL Shares to be probable. As such, we did not record any contingent consideration for possible issuance of these shares as of December 31, 2013 or 2012.

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

Guarantees

We entered into a completion guarantee agreement with an institutional capital partner guaranteeing the completion of the medical office building being developed by our joint venture, Venture III. Our consolidated subsidiary entered into an agreement to develop and operate the building. The agreement also guarantees that all capital calls will be promptly funded, and that the building will be completed at or under the budgeted cost. As of December 31, 2013, we considered any other liability related to this guarantee to be de minimus and therefore did not record any liability.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2013, we had 200,000,000 shares of Common Stock authorized, of which 53,040,803 and 49,895,841 shares were outstanding as of December 31, 2013 and December 31, 2012, respectively. During the year ended December 31, 2013, we issued 2,491,499 shares of Common Stock related to the exercise of options to purchase our Common Stock for proceeds of $394,770. Additionally, 13,334 shares of unvested restricted stock were forfeited during the year ended December 31, 2013. See Note 11 for additional information.

As of December 31, 2013, 52,141,743 shares of Common Stock were subject to various trading restrictions implemented in connection with the Acquisition. After September 29, 2012, these trading restrictions permit sales of shares in limited amounts, provided that no such sale may be made at a price less than $2.00 per share (subject to equitable adjustment for any stock dividend, stock split, combination or other applicable recapitalization event) unless otherwise unanimously agreed to by our stockholders who are subject to the trading restrictions. All of these trading restrictions expire on September 29, 2014.

Most of the Common Stock owned by our officers and employees are subject to a voting trust, which was created in connection with the Acquisition, and was modified into a voting agreement during the year ended December 31, 2013. These shares are subject to the trading restrictions mentioned above and are voted by Messrs. Venn and Kloepfer. Upon consummation of the Acquisition, certain former partners of NexCore Group LP acquired shares of NexCore Stock in exchange for their limited partnership units in NexCore Group LP. These shares were simultaneously deposited into the voting trust, and are now subject to the voting agreement. Messrs. Venn and Kloepfer have the right to vote such shares. Such shares cannot be divided for purposes of voting. All shares issued pursuant to stock option exercises and restricted stock grants under the equity-based compensation plan are subject to the voting agreement and/or the trading restrictions mentioned above.

During the years ended December 31, 2013 and 2012, we issued 666,797 and 440,000 shares of Common Stock, respectively, to certain officers and employees of the Company. These shares are subject to certain trading restrictions, as discussed above.

Additionally, our board of directors has the authority to authorize the issuance of up to 5,000,000 shares of preferred stock of any class or series. The rights and terms of such preferred stock will be determined by our board of directors. No shares of preferred stock were outstanding as of December 31, 2013 and December 31, 2012, respectively.

Shareholders’ Agreement

The Common Stock owned by BOCO Investments, LLC (“BOCO”), GDBA Investments LLLP (“GDBA”) and the shares subject to the voting agreement are subject to a Shareholders’ Agreement. Under the Shareholders’ Agreement, Messrs. Venn and Kloepfer have the right to nominate three persons to our board of directors, and GDBA and BOCO together have the right to nominate one person to our board of directors. The directors nominated by Messrs. Venn and Kloepfer are referred to as the NexCore Directors and the director nominated by GDBA and BOCO is referred to as the GDBA/BOCO Director. The GDBA/BOCO Director and Messrs. Venn and Kloepfer, in turn, have the right to mutually designate one individual to be nominated for election to the Board (the “Mutual Director”). The NexCore Directors are Messrs. Venn, Kloepfer and Snyder, the GDBA/BOCO Director is Mr. Klemsz and the Mutual Director is Mr. Bloom.

The Board may, in its discretion, increase the size of the Board; provided however, that Messrs. Venn and Kloepfer will, subject to the terms of the Stockholders’ Agreement, have the right to designate a majority of the individuals to be nominated for election to the Board and there shall always be one GDBA/BOCO Director. The rights and obligations of BOCO shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which BOCO no longer owns Common Stock (the “BOCO Termination Date”). Following the BOCO Termination Date, the rights and obligations of BOCO under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and Messrs. Venn and Kloepfer. The rights and obligations of GDBA shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which GDBA no longer owns Common Stock (the “GDBA Termination Date”). Following the GDBA Termination Date, the rights and obligations of GDBA under the agreement shall cease but the agreement shall remain in effect as between the Company, BOCO and Messrs. Venn and Kloepfer. The rights and obligations of Messrs. Venn and Kloepfer shall terminate on the earlier of (i) September 29, 2015 or (ii) the date on which Messrs. Venn, Kloepfer and Gross cease to be affiliates of the Company (the “NexCore Termination Date”). Following the NexCore Termination Date, the rights and obligations of Messrs. Venn and Kloepfer under the agreement shall cease but the agreement shall remain in effect as between the Company, GDBA, and BOCO. The rights and obligations of the Company under the agreement shall terminate on the later of the BOCO Termination Date, the GDBA Termination Date, or the NexCore Termination Date.

Dividends and Distributions

We do not have a history of paying regular dividends on our Common Stock. We paid a special distribution of $0.26 per unit, or $15,081,250, on December 27, 2013 to holders of our Class B Units of record on December 20, 2013. We also paid a special dividend of $0.01 per share of Common Stock, or $498,958, on February 18, 2013 to stockholders of record on February 4, 2013. The payment of dividends on our shares of Common Stock and distributions on our Class B Units is within the discretion of our board of directors. Payment of dividends and distributions in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant.

Reorganization

On November 15, 2012, our board of directors determined it to be in the best interests of the our stockholders to restructure the Company to create a more flexible and efficient corporate organizational structure intended to provide us with better access to capital, greater tax efficiency and to allow a more focused approach to managing the operations between two primary operating subsidiaries. In December 2012, we formed NexCore Real Estate as a 90% owned subsidiary of ours, and the real estate interests then held by us were contributed to NexCore Real Estate in exchange for 90% of the Class A Units and 90% of the Class B Units of NexCore Real Estate. Shortly thereafter, the Class B Units of NexCore Real Estate held by us were distributed pro rata to all of the then existing stockholders of ours. See Note 3 for more information about our reorganization.

Class A Units

The Class A Units represent a preferred interest in NexCore Real Estate. The members holding Class A Units are entitled to a preferred return equal to 14% of the fair value of the contributed real estate allocated to the Class A Units at the date of contribution. The Class A members have an interest in 2% of the future profits and losses of NexCore Real Estate after the payment of their preferred return. The preferred return to the Class A members is eliminated upon consolidation, except for the amount attributable to NexCore Partners Inc. Each holder of a Class A Unit is entitled to one vote on all matters to which members are entitled to vote.

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

NOTE 10. NONCONTROLLING INTERESTS

The accompanying Consolidated Financial Statements include the financial position, results of operations and cash flows of NexCore Healthcare and our consolidated subsidiaries. Noncontrolling equity interests in three consolidated subsidiaries are reflected as noncontrolling interests in the Condensed Consolidated Financial Statements.

Noncontrolling interests are the portion of equity, or net assets, in a subsidiary that are not attributable to the controlling interest. As of December 31, 2013 and 2012, respectively, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of December 31, 2013 and 2012, we owned 90% of the consolidated limited liability company, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively. During the year ended December 31, 2013, distributions of $1,560,740 were made to NexCore Partners Inc.

The Class B Units discussed above in Note 9 are considered noncontrolling interests. We paid a special distribution of $0.26 on December 27, 2013 to holders of our Class B Units of record on December 20, 2013. The total distribution paid to our Class B Unitholders was $15,081,250 and was recorded as “Distributions to Noncontrolling Interests” in our Consolidated Financial Statements.

On March 11, 2013, we formed Equity Participation LLC, a limited liability company owned by various officers and employees of ours. Commencing with the formation, Equity Participation LLC has a 1% interest in the operations of NexCore Development LLC, a consolidated subsidiary, which is reflected as “Noncontrolling Interests” in our Consolidated Financial Statements. See additional discussion in Note 12.

During the fourth quarter of 2012, we entered into joint venture agreements with an institutional equity partner related to a portfolio of medical office properties, Venture II. Pursuant to these venture agreements, we contributed $1,114,300 for a 1% equity interest which is accounted for on a cost basis. We received an additional capital contribution of $238,760 from an unrelated third-party related to their investment in one of the properties, which is reflected as a noncontrolling interest.

NOTE 11. INCOME TAXES

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

The sources of income before income taxes were as follows:

	For the Years Ended December 31,
	2013	2012
United States	$28,722,475	$3,874,876
Foreign	—	—
Income before income taxes	$28,722,475	$3,874,876

Income tax expense attributable to income before income taxes consisted of:

	For the Years Ended December 31,
	2013	2012
Current:
Federal	$173,208	$62,000
State	892,521	133,095
Total	1,065,729	195,095

Deferred:
Federal	—	—
State	—	—
Total	—	—
Income tax expense	$1,065,729	$195,095

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the United States Federal income tax rate of 34% to income before income taxes as a result of the following:

	As of December 31,
	2013	2012
Computed expected tax expense	$9,765,642	$1,317,458
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	611,188	193,744
Noncontrolling interest	(1,118,262)	(158,904)
Distributions to noncontrolling interest	(7,065,931)
Non-deductibles and other	7,553	3,837
Alternative minimum tax	160,282	62,000
Change in valuation allowance	(1,294,743)	(1,223,040)
Income tax expense	$1,065,729	$195,095

Deferred Tax Assets

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
Net operating loss carryforwards	$6,346,000	$9,389,000
Alternative minimum tax	235,000	62,000
Equity-based compensation expense	45,000	284,000
Partnership basis differences	551,000	—
Total deferred tax assets	7,177,000	9,735,000

Partnership basis differences	—	(1,030,000)
Total deferred tax liabilities	—	(1,030,000)
Net deferred tax asset before valuation allowance	7,177,000	8,705,000
Valuation allowance	(7,177,000)	(8,705,000)
Total net deferred tax assets	$—	$—

As of December 31, 2013 and 2012, the Company had a valuation allowance of approximately $7,177,000 and $8,705,000, respectively, since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. During the year ended December 31, 2013 the valuation allowance decreased by $1,528,000.

As of December 31, 2013 and 2012, the Company had net operating loss carryforwards in the United States for Federal income tax purposes of approximately $15,700,000 and $23,700,000, respectively. The net operating losses may be subject to limitation under provisions of the Internal Revenue Code. The net operating losses will expire in 2031.

As of December 31, 2013 and 2012, the Company had net operating loss carryforwards in the United States for state income tax purposes of approximately $26,800,000 and $27,300,000, respectively. The net operating losses may be subject to limitation under provisions of the state regulations. The net operating losses will expire in varying amounts from 2014 to 2031.

As of December 31, 2013 and 2012, the Company had tax credit carryforwards in the United States for Federal income tax purposes of approximately $200,000 and $100,000, respectively. The tax credits may be carried forward indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company did not have any unrecognized tax benefits as of the years ended December 31, 2013 or 2012.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statements of Operations or accrued on the Consolidated Balance Sheets.

The primary jurisdictions in which the Company files tax returns are the United States, Colorado, Illinois and Maryland. With limited exception, the Company is no longer subject to United States Federal examinations for years before 2010 and Colorado state examinations for years before 2009.

NOTE 12. EQUITY-BASED COMPENSATION

Stock Options

We may grant options to purchase shares of Common Stock to certain employees and directors pursuant to our Amended and Restated 2008 Equity Compensation Plan. During the year ended December 31, 2013, we granted 350,000 options to purchase common stock, with an exercise price of $0.26 and a fair value of $0.08 per option. During the year ended December 31, 2013, 2,491,499 stock options were exercised with a weighted-average exercise price of $0.16. Additionally, 201,667 stock options were forfeited with a weighted-average exercise price of $0.16 during the year ended December 31, 2013. On December 6, 2013, we accelerated the vesting of the majority of the unvested options. All unrecognized equity-based compensation expense was recognized immediately. As all options were expected to vest, no modification penalty was recorded.

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

All options issued were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Expected term of options	5.5 years	5.5 years
Expected volatility-range used	30.14%	54.74%
Expected volatility-weighted average	30.14%	54.74%
Risk-free interest rate-range used	1.62%	1.24%-1.37%

Equity-based compensation expense related to options granted under the Plans is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the years ended December 31, 2013 and 2012, $133,884 and $136,283, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of December 31, 2013, $22,476 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued. We expect to recognize such expense over a remaining weighted-average period of 2.5 years.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2013 and 2012, as well as the total options exercisable as of December 31, 2013. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2011	3,177,079	0.49		5.5	$—
Granted	1,278,000	0.16	0.01
Cancelled	(750,000)	0.69
Forfeited	(21,000)	0.16
Issued and outstanding as of December 31, 2012	3,684,079	0.33		4.9	$692,230
Granted	350,000	0.26	0.08
Exercised	2,491,499	0.16
Forfeited	(201,667)	0.16
Issued and outstanding as of December 31, 2013	1,340,913	0.67		3.4	$—
Exercisable as of December 31, 2013	980,079	0.82		2.4	$—

Restricted Stock

During the years ended December 31, 2013 and 2012, we issued 666,797 and 440,000 shares of restricted stock, respectively. During the year ended December 31, 2013, 13,334 shares of unvested restricted stock were forfeited. As of December 31, 2013, of the 1,093,463 shares of restricted stock outstanding, 584,530 shares were unvested. Our shares of restricted stock, vested or unvested, have all of the rights of a stockholder and are subject to certain trading restrictions and the voting trust agreement, and include one B Unit of NexCore Real Estate for each share of restricted stock. These shares were granted pursuant to our Incentive Compensation Guidelines, which were adopted during the year ended December 31, 2012.

For the years ended December 31, 2013 and 2012, equity-based compensation expense related to the restricted stock was $167,719 and $62,524, respectively, which was included in “Selling, general and administrative” in our Consolidated Statements of Operations. As of December 31, 2013, $240,482 of equity-based compensation expense remained unrecognized which reflects the unamortized portion of the value of such restricted stock issued. We expect to recognize stock expense over a weighted average period of 2.0 years.

Equity Participation LLC

In recognition of past, current and future services performed on behalf of the Company and its subsidiaries, our board of directors approved the creation of Equity Participation LLC, a limited liability company owned by various officers and employees of ours, which holds a 16.2% interest in any future profits, to the extent there are any remaining profits available after required distributions are made, that may be realized from the appreciation of existing and future real estate assets owned by our consolidated subsidiary, NexCore Development LLC. Participating officers and employees will be entitled to pre-determined profit interests on a project-by-project basis as determined by our Chief Executive Officer and our board of directors and subject to forfeiture if an employee voluntarily resigns (other than if due to retirement) or is terminated by us for cause. We determined that this award did not have any grant-date value based upon a valuation model. Additionally, commencing with the grant date, Equity Participation LLC has a 1% interest in the operations of NexCore Development LLC, a consolidated subsidiary, which is reflected as “Noncontrolling Interests” in our Consolidated Financial Statements.

NOTE 13. RELATED PARTIES

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

	For the Years Ended December 31,
Related party:	2013	2012
Revenue	$2,555,311	$11,000,706
Direct costs of revenue	523,955	511,692

Related party:	As of December 31, 2013	As of December 31, 2012
Accounts receivable	$615,962	$804,281

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

Additionally, for the years ended December 31, 2013 and 2012, revenue, costs and accounts receivable from our unconsolidated joint venture, Venture I, were also disclosed as related party transactions. A consolidated subsidiary of ours invested approximately 15% in Venture I and 3% was invested by an entity owned by two of our executive officers for which they were invested as follows:

Gregory C. Venn	Chief Executive Officer	43.6%
Peter K. Kloepfer	Chief Investment Officer	56.4%

During the year ended December 31, 2013, the following distributions were made related to Venture I:

Gregory C. Venn	Chief Executive Officer	$463,049
Peter K. Kloepfer	Chief Investment Officer	598,991
Total		$1,062,040

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

NexCore Group LP, our consolidated subsidiary, has a contract with WestMountain Asset Management, Inc. (“WMAM”), a marketing and media consulting and asset management firm, under which WMAM provides marketing consulting services to us for approximately $6,000 per month. Mr. Brian Klemsz, one of our Directors, serves as Treasurer and Director for WMAM. During the years ended December 31, 2013 and 2012, we incurred expenses with WMAM of $72,000 and $73,500, respectively. As of December 31, 2013 and 2012, no amounts were due to WMAM.

NexCore Partners Inc.

As of December 31, 2013 and 2012, we owned 90% of the consolidated partnership, NexCore Group LP. Additionally, as of December 31, 2013, we owned 90% of the consolidated entity, NexCore Real Estate LLC. NexCore Partners Inc. owned the remaining 10% of each entity, which was classified as permanent equity in accordance with GAAP and was reflected as “Noncontrolling interests” in our Consolidated Balance Sheets. NexCore Partners Inc. is wholly owned by Gregory C. Venn, Peter K. Kloepfer and Robert D. Gross, our Chief Executive Officer, Chief Investment Officer and Chief Operating Officer, respectively, as detailed below:

Gregory C. Venn	Chief Executive Officer	42.0%
Peter K. Kloepfer	Chief Investment Officer	38.0%
Robert D. Gross	Chief Operating Officer	20.0%

During the year ended December 31, 2013, distributions of $1,560,740 were made to NexCore Partners Inc.

NOTE 14. CONCENTRATIONS

Our leasing and property management revenue for the years ended December 31, 2013 and 2012 was primarily generated through transactions with two institutional partners who own, directly or through affiliates, a majority of the controlling interests of all but four of our managed healthcare properties. As of December 31, 2013, we had management contracts with four institutional partners that had various termination provisions, ranging from month-to-month to five years.

As of December 31, 2013, we managed 37 healthcare properties. Additionally, the properties developed by Venture I accounted for $751,422, or 15%, of our total revenue for the year ended December 31, 2013. These properties accounted for $5,570,391, or 40%, of our total revenue for the year ended December 31, 2012. As of December 31, 2013, the balance of accounts receivable associated with these properties was $51,644, or 3%, of our total accounts receivable balance. As of December 31, 2012, the balance of accounts receivable from these properties was $704,548, or 54%, of our total accounts receivable balance. These receivables in both periods were current.

NOTE 15. SUBSEQUENT EVENTS

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

We paid a special dividend of $0.10 per share of Common Stock on January 23, 2014 to stockholders of record on January 16, 2014.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2011.

3.3	Amended and Restated Agreement of Limited Partnership of NexCore Group LP, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

9.1*	Voting Trust Agreement, dated September 29, 2010

10.1+	Amended and Restated 2008 Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2011.

10.2	Shareholders’ Agreement, dated September 29, 2010, incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on October 5, 2010.

10.3+	Restricted Common Stock Award Agreement by and between the Company and Robert D. Gross, dated as of November 30, 2012.

10.4+	Restricted Common Stock Award Agreement by and between the Company and Peter K. Kloepfer, dated as of November 30, 2012.

10.5+	Restricted Common Stock Award Agreement by and between the Company and Robert E. Lawless, dated as of November 30, 2012.

10.6+	Restricted Common Stock Award Agreement by and between the Company and Gregory C. Venn, dated as of November 30, 2012.

10.7*+	Restricted Common Stock Award Agreement by and between the Company and Robert D. Gross, dated as of December 16, 2013.

10.8*+	Restricted Common Stock Award Agreement by and between the Company and Peter K. Kloepfer, dated as of December 16, 2013.

10.9*+	Restricted Common Stock Award Agreement by and between the Company and Robert E. Lawless, dated as of December 16, 2013.

10.10*+	Restricted Common Stock Award Agreement by and between the Company and Gregory C. Venn, dated as of December 16, 2013.

10.11*+	Voting Agreement, dated December 15, 2013.

10.12+	Limited Liability Company Agreement of Equity Participation LLC, dated March 11, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as amended filed, on December 24, 2013.

21.1*	List of Subsidiaries.

E-1

23.1*	Consent of EKS&H LLLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	A management compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

E-2